Form 10-Q
period 2021-09-30
Miromatrix Medical Inc.
filed 2021-11-15
CIK 1527096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40518

Miromatrix Medical Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1285782
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

10399 West 70th Street

Eden Prairie, MN 55344

(Address of principal executive offices, including zip code)

(952) 942-6000

(Registrant’s telephone number, including area code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, par value $0.00001 per share	MIRO	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 11, 2021, there were 20,254,645 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements.

MIROMATRIX MEDICAL INC.

Condensed Balance Sheets

	September 30,	December 31,
	2021	2020

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,087,678	$4,444,395
Receivable from Reprise Biomedical, Inc.	9,819	15,202
Grant receivable	115,530	100,000
Prepaid expenses and other current assets	334,310	130,576
Total current assets	62,547,337	4,690,173
Lab equipment, furniture, leasehold improvements and construction in progress, net	1,678,648	324,534
Investment in Reprise Biomedical, Inc	—	239,721
Total assets	$64,225,985	$5,254,428
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$386,161	$6,413,733
Accounts payable	1,249,259	130,160
Accrued interest expense	—	612,705
Embedded derivative liability	—	246,962
Accrued expenses	1,922,617	760,889
Total current liabilities	3,558,037	8,164,449
Accrued royalties	857,101	488,368
Long-term debt, less current portion	478,766	928,623
Accrued interest	65,032	45,691
Total liabilities	4,958,936	9,627,131
Commitments and contingencies
Mezzanine equity:
Convertible preferred stock – Series B-2, par value $0.00001; 0 shares authorized, issued and outstanding as of September 30, 2021 and 2,500,000 shares authorized; 2,095,874 issued and outstanding as of December 31, 2020 (Liquidation preference $0 and $15,719,055, respectively)	—	15,670,097
Convertible preferred stock – Series B, par value $0.00001; 0 shares authorized, issued and outstanding as of September 30, 2021 and 4,000,000 shares authorized; 3,218,282 issued and outstanding as of December 31, 2020 (Liquidation preference $0 and $24,137,115, respectively)	—	23,865,732
Convertible preferred stock – Series A, par value $0.00001; 0 shares authorized, issued and outstanding as of September 30, 2021 and 3,300,000 shares authorized; 3,000,380 issued and outstanding as of December 31, 2020 (Liquidation preference $0 and $7,500,950, respectively)	—	7,125,661
Shareholders’ equity (deficit):
Common stock, par value $0.00001; 190,000,000 shares authorized; 20,254,645 issued and outstanding as of September 30, 2021 and 30,000,000 shares authorized; 2,185,822 issued and outstanding as of December 31, 2020	202	22
Additional paid-in capital	127,842,762	8,346,943
Accumulated deficit	(68,575,915)	(59,381,158)
Total shareholders’ equity (deficit)	59,267,049	(51,034,193)
Total Liabilities, Mezzanine Equity and Shareholders’ Equity (Deficit)	$64,225,985	$5,254,428

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Licensing revenue	$9,819	$10,846	$25,066	$31,328
Cost of goods sold	125,000	125,000	375,000	375,000
Gross margin	(115,181)	(114,154)	(349,934)	(343,672)
Operating expenses:
Research & development	3,349,898	1,870,039	7,698,786	5,750,320
Regulatory and clinical	105,208	64,083	292,169	208,276
Quality	150,675	75,850	322,719	75,850
General & administration	1,487,654	460,105	2,836,850	1,530,915
Total operating expenses	5,093,435	2,470,077	11,150,524	7,565,361
Operating loss	(5,208,616)	(2,584,231)	(11,500,458)	(7,909,033)
Interest income	766	94	851	8,683
Interest expense	(15,255)	(208,926)	(601,292)	(363,444)
Amortization of discount on note	—	(32,586)	(62,638)	(76,034)
Change in fair value of derivative	—	—	246,962	—
Research grants	115,069	328,424	393,034	794,291
Equity loss in affiliate	—	(495,000)	(223,633)	(1,676,000)
Gain on sale of equity investment	—	—	1,983,912	—
Gain on debt extinguishment	50,455	—	568,505	—
Net loss	$(5,057,581)	$(2,992,225)	$(9,194,757)	$(9,221,537)
Net loss per share, basic and diluted	$(0.25)	$(1.37)	$(1.08)	$(4.27)
Weighted average shares used in computing net loss per share, basic and diluted	20,145,321	2,183,322	8,503,743	2,158,632

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Shareholders’ Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		Pain- In	Accumulated	Shareholders’
	Shares	Amounts	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	2,185,822	$22	$8,346,943	$(59,381,158)	$(51,034,193)
Stock-based compensation expense	—	—	133,451	—	133,451
Exercise of stock options	105,000	1	28,749	—	28,750
Net loss	—	—	—	(434,342)	(434,342)
Balance at March 31, 2021	2,290,822	$23	$8,509,143	$(59,815,500)	$(51,306,334)
Stock-based compensation expense	—	—	105,879	—	105,879
Exercise of stock options	58,750	1	5,874	—	5,875
Exercise of stock warrants	65,909	—	6,250	—	6,250
Conversion of preferred stock to common stock	11,092,314	111	66,553,049	—	66,553,160
Note payable and accrued interest converted to common stock	996,757	10	7,152,389	—	7,152,399
Sales of common stock, net of expenses	5,520,000	55	44,593,631	—	44,593,686
Net loss	—	—	—	(3,702,834)	(3,702,834)
Balance at June 30, 2021	20,024,552	$200	$126,926,215	$(63,518,334)	$63,408,081
Stock-based compensation expense	—	—	144,969	—	144,969
Exercise of stock warrants	11,977	—	2,725	—	2,725
Exercise of stock options	218,116	2	768,853	—	768,855
Net loss	—	—	—	(5,057,581)	(5,057,581)
Balance at September 30, 2021	20,254,645	$202	$127,842,762	$(68,575,915)	$59,267,049

			Additional		Total
	Common Stock		Pain- In	Accumulated	Shareholders’
	Shares	Amounts	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	2,075,822	$21	$7,638,190	$(49,071,590)	$(41,433,379)
Stock-based compensation expense	—	—	157,398	—	157,398
Exercise of stock warrants	—	—	56,250	—	56,250
Exercise of stock options	62,500	1	6,249	—	6,250
Net loss	—	—	—	(2,956,233)	(2,956,233)
Balance at March 31, 2020	2,138,322	$22	$7,858,087	$(52,027,823)	$(44,169,714)
Stock-based compensation expense	—	—	157,398	—	157,398
Net loss	—	—	—	(3,273,079)	(3,273,079)
Balance at June 30, 2020	2,138,322	$22	$8,015,485	$(55,300,902)	$(47,285,395)
Stock-based compensation expense	—	—	157,398	—	157,398
Net loss	—	—	—	(2,992,225)	(2,992,225)
Balance at September 30, 2020	2,138,322	$22	$8,172,883	$(58,293,127)	$(50,120,222)

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(9,194,757)	$(9,221,537)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	93,575	139,921
Stock-based compensation	384,299	472,194
Reserve for bad debt	—	(7,501)
Amortization of discount on note	62,638	76,034
Change in fair value of derivative	(246,962)	—
Forgiveness of paycheck protection program loan	(568,505)	—
Equity loss in affiliate	223,633	1,676,000
Gain on sale of equity investment	(1,983,912)	—
Changes in operating assets and liabilities:
Accounts receivable	—	49,676
Receivable from Reprise Biomedical, Inc	5,383	217,405
Grant receivable	(15,530)	257,380
Prepaid expenses	(203,734)	(17,535)
Accounts payable and accrued expenses	2,649,560	(83,702)
Accrued interest	583,293	347,349
Net cash used in operating activities	(8,211,019)	(6,094,316)
Cash flows from investing activities:
Proceeds from sale of equity-method investment	2,000,000	—
Purchases of construction in process	(1,166,129)	—
Purchases of lab equipment, furniture and leasehold improvements	(281,560)	(123,167)
Net cash provided by (used in) investing activities	552,311	(123,167)
Cash flows from financing activities:
Payments on long-term debt	(83,387)	(97,311)
Proceeds from long-term debt	87,567	6,563,397
Proceeds from sale of common stock, net	44,593,686	—
Proceeds from sale of preferred stock, net	19,891,670	—
Proceeds from stock warrants exercise	8,975	6,250
Proceeds from stock options exercise	803,480	56,250
Net cash provided by financing activities	65,301,991	6,528,586
Increase (decrease) in cash and cash equivalents	57,643,283	311,103
Cash and cash equivalents at beginning of period	4,444,395	3,250,014
Cash and cash equivalents at end of period	$62,087,678	$3,561,117

Supplemental disclosure of cash flow information:
Interest paid	$17,999	$16,095

Supplemental disclosure of non-cash activities:
Accrued expenses related to financing	$936,652	$—

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Miromatrix Medical Inc. (the “Company”) is a life science company that has a proprietary technology to remove cells from, or decellularize, and also to recellularize organs and tissues from animal and human sources, facilitating the creation of numerous products.

Basis of Preparation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 (File No. 333-256649), as amended, (the “Form S-1”) for the fiscal year ended December 31, 2020 filed with the SEC on June 22, 2021.  In the opinion of management, the accompanying condensed interim financial statements include all adjustments necessary in order to make the financial statements not misleading.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period.  Certain notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Form S-1 have been omitted.  The accompanying condensed balance sheet at December 31, 2020 has been derived from the audited balance sheet at December 31, 2020 contained in the Form S-1.

In the opinion of management, the accompanying condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2021 or any future period. The Company has evaluated subsequent events occurring after the date of the condensed financial statements for events requiring recording or disclosure in the condensed financial statements.

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

Equity Method Investments

Investments in 20% to 50%-owned companies are accounted for under the equity method as the Company can exercise significant influence, but not control, over such investments. The equity method requires that gains (losses) are recognized in other income (expense), net in the statements of operations. The gain on equity investment in Reprise Biomedical, Inc. (“Reprise”) resulted from recording the fair value of the Company’s investment in Reprise upon losing a controlling interest in the Company on June 30, 2019. The Company recorded its equity method share of losses in Reprise from July 1, 2019 through December 31, 2019, from January 1, 2020 to December 31, 2020 and from January 1, 2021 to March 15, 2021 in the statements of operations. Even though the Company’s ownership dropped below 20% on November 15, 2020, the Company still had significant influence over the activities of Reprise due to common board members (See Note 4).

Research and Development Costs

Research and development expenses consist primarily of engineering, product development, consulting services, materials, depreciation and other costs associated with products and technologies in development. These expenses include employee and non-employee compensation, including stock-based compensation, supplies, materials, consulting expenses, related travel expenses, and facility costs. Expenditures for research and development activities are charged to operations as incurred.

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

The valuation model used for calculating the fair value of awards for stock-based compensation expense is the Black-Scholes option-pricing model (the “Black-Scholes model”). The Black-Scholes model requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted average period of time that the options granted are expected to be outstanding), the volatility of common stock, and an assumed risk-free interest rate. The Company uses the “simplified method” to determine the expected term of the stock option. Volatility is based on an average of the historical volatilities of the common stock of publicly-traded companies with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future. Potential forfeitures of awards are estimated based on the Company’s historical forfeiture experience. The estimate of forfeitures will be adjusted over the service period to the extent that actual forfeitures differ, or are expected to differ, from prior estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, accounts receivable, and accounts payable.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because we have reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of stock options and warrants were antidilutive in those periods (See Note 13).

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

NOTE 3 — LAB EQUIPMENT, FURNITURE, LEASEHOLD IMPROVEMENTS AND CONSTRUCTION IN PROGRESS

Lab equipment, furniture, leasehold improvements and construction in progress consisted of the following as of:

	September 30, 2021	December 31, 2020
	(unaudited)
Lab equipment	$1,762,512	$1,480,952
Construction in progress	1,166,129	—
Leasehold improvements	310,225	310,225
Furniture and fixtures & computers	112,302	112,302
	3,351,168	1,903,479
Less accumulated depreciation and amortization	(1,672,520)	(1,578,945)
	$1,678,648	$324,534

Depreciation and amortization expense was $34,401 and $34,901 for the three months ended September 30, 2021 and 2020, respectively, and $93,575 and $139,921 for the nine months ended September 30, 2021 and 2020, respectively.

The Company is moving into a new facility in December 2021 and has paid $1,166,129 toward leasehold improvements and other costs and recorded these as construction in progress.

NOTE 4 — EQUITY METHOD INVESTMENT

The Company previously manufactured and sold acellular medical devices in the hernia mesh and wound care markets through a separately identifiable business unit (the “Acellular Business”). On June 30, 2019, the Acellular Business was spun-out to Reprise. At the time of the spin-out the common stock of Reprise was valued at $1.00 per share and therefore the Company recognized a gain of $4,495,500 on its Reprise common stock holdings. At the time of the spin-out and until November 15, 2020, the Company owned 4,500,000 shares of common stock of Reprise, which represented 45% ownership in Reprise. In November 2020, the Company sold 2,700,000 shares of common stock of Reprise and retained an 18% ownership interest in Reprise. The Company sold its remaining shares of Reprise in March 2021 for $2,000,000.

As of December 31, 2020, the Company had an investment in Reprise that it accounts for under the equity method (See Note 1). The Company considers its investment in Reprise to be significant to its income as of December 31, 2020. Financial information from the financial statements of Reprise are summarized as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Current assets	$—	$4,309,045
Total assets	—	5,312,350
Current liabilities	—	2,534,673
Non-current liabilities	—	489,785
Shareholders’ equity	—	2,287,892
Miromatrix Medical Inc. share of shareholders’ equity	—	411,821

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$—	$169,277	$93,985	$484,067
Gross margin	—	109,497	47,708	307,573
Net loss	—	(1,188,678)	(1,376,522)	(3,723,533)
Miromatrix Medical Inc. share of net loss	—	(495,000)	(223,633)	(1,676,000)

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	September 30,	December 31,
	2021	2020
	(unaudited)
Wages	$549,685	$217,825
Legal	120,000	452,778
Royalties	2,455	3,800
Supplies	80,700	—
IPO expenses	936,652	—
Key opinion leader compensation	100,000	34,000
Board compensation	58,125	—
Other	75,000	52,486
Accrued expenses	$1,922,617	$760,889

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

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

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

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance at December 31, 2019	$—
Derivative instrument related to March 2020 Note	195,516
Gain/Loss recognized to revalue derivative instrument at fair value	51,446
Derivative liability balance at December 31, 2020	246,962
Gain/Loss recognized to revalue derivative instrument at fair value (unaudited)	(246,962)
Derivative liability balance at September 30, 2021 (unaudited)	$—

NOTE 7 — DEBT AND CAPITAL LEASE OBLIGATION

In December 2010, the Company entered into a loan and security agreement with the Minnesota Agricultural and Economic Development Board under which the Company borrowed $250,000. The loan had a maturity date of November 1, 2020. Commencing on December 1, 2014, the loan started to bear interest at a rate of 6% per annum. Per the loan agreement, the Company began making monthly principal and interest payments on December 1, 2015 in the amount of $3,000. The Company made 59 monthly payments, plus one final payment equal to the then unpaid principal and interest. The loan was secured by the Company’s accounts receivable. As of September 30, 2021 and December 31, 2020, the principal outstanding on this loan was $0 and $168,193, respectively.

In January 2012, the Company signed a promissory note with the Regents of the University of Minnesota (the “University”) for $405,559. Commencing on January 1, 2016 the promissory note bears interest at 3% per annum, compounded monthly. On or before January 31, 2018, the Company is required to make monthly principal and interest payments of $7,737 until the note is paid in full. The note has a maturity date of December 31, 2022 and is unsecured. In association with the promissory note, the Company issued the University warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.69. As of September 30, 2021 and December 31, 2020, the principal outstanding on this loan was $106,320 and $172,731, respectively.

In May 2015, the Company entered into a loan agreement with the Minnesota Department of Employment & Economic Development under which the Company borrowed $250,000. The loan does not bear interest, is due in a lump sum payment on April 1, 2022 and is uncollateralized. If there is a substantial ownership change in the Company (greater than 50% to one entity), the Company will pay the Minnesota Department of Employment & Economic Development additional compensation of $75,000. As of both September 30, 2021 and December 31, 2020, the balance outstanding on this loan was $250,000.

In October 2018, the Company signed a lease agreement for a piece of equipment that is being accounted for as a capitalized lease. The total cost of the equipment was $102,026. The lease bears interest at 7.2% and the Company will make 60 monthly payments of $2,003 until the lease is paid in full. As of September 30, 2021 and December 31, 2020, the amount outstanding on the lease was $43,113 and $57,127, respectively. The lease is secured by the piece of equipment.

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

In March 2020, the Company entered into a note and warrant purchase agreement (the “Purchase Agreement”) with one of the Company’s shareholders under which the Company borrowed $6,000,000. As part of the Purchase Agreement, the Company signed a convertible promissory note (the “Note”) and issued the shareholder a warrant (the “Warrant”). The Note was unsecured and had a maturity date of September 6, 2021. If the Company completed a preferred stock offering of at least $34,000,000 prior to the maturity date, the Note and all accrued interest would have automatically converted into preferred shares of such offering at the offering price. The Note initially bore interest at 5% per annum. If the Note was not converted prior to May 1, 2020, the interest rate increased to 7% on May 1, 2020 and by an additional 2% on the first day of each subsequent month prior to the maturity date starting on June 1, 2020, provided that the interest rate shall not exceed 20%. The 5-year Warrant has a warrant coverage amount of $750,000 with an exercise price equal to the conversion price of the Note. If the Note had not been converted or repaid in accordance with its terms prior to May 1, 2020, the Company will issue an additional warrant on May 1, 2020, and the first day of each additional month the Note remains outstanding, for $75,000 of warrant coverage. In June 2021, the Note and all accrued interest was converted into 956,887 shares of the Company’s Series C Convertible Preferred Stock. As of September 30, 2021 and December 31, 2020, the balance outstanding on the Note was $0 and $6,000,000, respectively.

On April 16, 2020, the Company issued a promissory note for $563,397 under the Paycheck Protection Program (“PPP”) through the U.S. Small Business Administration (SBA). The PPP was authorized in the Coronavirus Aid, Relief and Economic Security (CARES) Act. The promissory note is uncollateralized and is fully guaranteed by the Federal government. The outstanding balance of the promissory note bears interest at 1% per annum and is due on April 16, 2022. Per the PPP’s terms, some or all of the debt may be forgiven based upon the Company’s use of the funds. On March 4, 2021, $513,520 of the principal balance under the promissory note and associated interest of $4,530 were forgiven by the SBA. On August 6, 2021, the remaining principal balance of $49,877 along with associated interest of $440 were forgiven by the SBA. As of September 30, 2021 and December 31, 2020, the balance outstanding on the promissory note was $0 and $563,397 respectively.

In July 2021, the Company signed a lease agreement for a piece of equipment that is being accounted for as a capitalized lease. The total cost of the equipment was $44,251. The lease bears interest at 5.0% and the Company will make 24 monthly payments of $1,941 until the lease is paid in full. As of September 30, 2021, the amount outstanding on the lease was $37,178. The lease is secured by the piece of equipment.

In September 2021, the Company signed a lease agreement for a piece of equipment that is being accounted for as a capitalized lease. The total cost of the equipment was $43,317. The lease bears interest at 6.8% and the Company will make 36 monthly payments of $1,448 until the lease is paid in full. As of September 30, 2021, the amount outstanding on the lease was $42,319. The lease is secured by the piece of equipment.

Principal maturities were as follows as of the periods indicated:

As of December 31,	Debt	Capital Lease	Total
2021	$6,481,774	$18,855	$6,500,629
2022	504,354	20,261	524,615
2023	—	18,011	18,011
2024	—	—	—
2025	385,997	—	385,997
Totals	7,372,125	57,127	7,429,252
Less current portion	(6,481,774)	(18,855)	(6,500,629)
Long-term portion	$890,351	$38,272	$928,623

As of September 30,	Debt	Capital Lease	Total
(unaudited)
2022	$333,223	$52,938	$386,161
2023	23,097	51,008	74,105
2024	—	18,664	18,664
2025	385,997	—	385,997
Totals	742,317	122,610	864,927
Less current portion	(333,223)	(52,938)	(386,161)
Long-term portion	$409,094	$69,672	$478,766

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

As of September 30, 2021, there were no shares of convertible preferred stock outstanding.

Common Stock

All of the shares sold by the Company in the IPO were common stock. The Company is authorized to issue 190,000,000 shares of common stock, with a par value of $0.00001. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of common shareholders, as provided in the Post-IPO Certificate. Subject to preferences that may be applicable to any outstanding preferred shares, each share of common stock is entitled to share pro rata in any distributions. In any distribution of capital assets, holders of common stock are entitled to receive pro rata the assets remaining after payment of liabilities and liquidation preferences on any outstanding preferred stock.

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

At December 31, 2020, there were 2,185,822 shares of common stock issued and outstanding. At September 30, 2021, there were 20,254,645 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.00001, as provided in the Post-IPO Certificate. As of September 30, 2021, there were no shares of preferred stock issued and outstanding.

The Company previously classified its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series B-2 Convertible Preferred Stock, and Series C Convertible Preferred Stock as mezzanine equity due to their liquidation provisions under a change in control.

Series C Convertible Preferred Stock

In May 2021, the Company entered into two stock purchase agreements under which it sold an aggregate of 2,666,667 shares of Series C Preferred Stock at $7.50 per share for gross proceeds of $20,000,003.

In June 2021, the $6,000,000 Note issue by the Company in March 2020 (See Note 7) and all accrued interest was converted into 956,887 shares of Series C Preferred Stock. On the same date, the Warrant issued in connection with the Note was converted into 48,000 shares of Series C Preferred Stock via a cashless exercise.

The Series C Preferred Stock converted into common stock at a 20% discount to the price to the public in the IPO.

As of September 30, 2021, all 3,671,554 shares of the Series C Preferred Stock had been converted into common stock and none remained outstanding.

Stock Options

In February 2010, the Company adopted a stock option plan (the “2010 Plan”) which authorized options to acquire 375,000 shares of the Company’s common stock. On June 20, 2011, the number of shares authorized to be issued as options under the 2010 Plan was increased to 600,000. On September 30, 2013, the number of shares authorized to be issued as options under the 2010 Plan was increased to 1,300,000. On March 1, 2014, the number of shares authorized to be issued as options under the 2010 Plan was increased to 1,700,000. On July 31, 2015, the number of shares authorized to be issued as options under the 2010 Plan was increased to 2,500,000 shares. On August 12, 2016, the number of shares authorized to be issued as options under the 2010 Plan was increased to 3,250,000 shares. On December 13, 2017, the number of shares authorized to be issued as options under the 2010 Plan was increased to 3,850,000 shares. At September 30, 2021, there were 2,876,305 options outstanding under the 2010 Plan and 0 options available for grant. At December 31, 2020, there were 3,287,230 options outstanding under the 2010 Plan and 0 options available for grant. The Company ceased making awards under the 2010 Plan upon approval of the 2019 Plan.

In July 2019, the Company adopted a stock option plan (the “2019 Plan”) which authorized options to acquire 1,000,000 shares of the Company’s common stock. At September 30, 2021, there were 377,000 options outstanding under the 2019 Plan and 0 options available for grant. At December 31, 2020, there were 481,500 options outstanding under the 2019 Plan and 518,500 options available for grant. The Company ceased making awards under the 2019 Plan upon stockholder approval of the 2021 Plan.

On May 20, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants of the Company. The number of shares of common stock that may be the subject of awards issued under the 2021 plan is 1,000,000. In addition, shares of common stock that would have otherwise been available under our 2019 Plan will increase the number of shares of common stock available for issuance under our 2021 plan. Shares of common stock subject to outstanding awards under the 2019 Plan that would otherwise return to the share reserve of the 2019 plan upon expiration, forfeiture, retention by the Company to satisfy any exercise price or any tax withholding, repurchase by the Company at their original purchase price, or settlement in cash of awards outstanding under the 2019 Plan may be added to the number of shares of common stock available for issuance under the 2021 Plan. The number of shares of common stock reserved for issuance under our 2021 Plan will automatically increase on the first day of each year, beginning on January 1, 2022, in amount equal to the lesser of (a) 4.5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, (b) 600,000 shares of common stock, or (c) such lesser number of shares as determined by the Board. At September 30, 2021, there were 244,831 awards outstanding and 1,323,169 awards available for grant under our 2021 Plan.

The following is a summary of options to purchase common stock during the nine months ended September 30 (unaudited):

	Nine months ended
	September 30, 2021
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of the period	3,768,730	$3.15
Granted	215,500	$9.99
Exercised	(381,866)	$2.10
Canceled or expired	(137,559)	$3.01
Options outstanding at end of the period	3,464,805	$3.70
Options Exercisable	3,075,006	$3.29

The weighted average fair value of options granted for the nine months ended September 30, 2021 and 2020 was $4.33 and $0.94 per share, respectively.

As of September 30, 2021, there were 3,464,805 common stock options outstanding with a weighted average remaining contractual life of 4.73 years. As of December 31, 2020, there were 3,768,730 common stock options outstanding with a weighted average remaining contractual life of 5.08 years.

As of September 30, 2021, there were 3,075,006 common stock options exercisable with a weighted average remaining contractual life of 4.19 years. As of December 31, 2020, there were 3,426,440 common stock options exercisable with a weighted average remaining contractual life of 4.74 years.

The intrinsic value of the outstanding options as of September 30, 2021 and December 31, 2020 was $11,962,604 and $1,906,200, respectively. The intrinsic value of the exercisable options as of September 30, 2021 and December 31, 2020 was $11,342,114 and $1,906,200, respectively. The intrinsic value of options exercised was $1,418,173 and $1,915,060 for the three and nine months ended September 30, 2021, respectively.

The Company recognized $167,469 and $157,398 of stock-based compensation related to option grants during the three months ended September 30, 2021 and 2020, respectively, and $450,300 and $472,194 of stock-based compensation related to option grants during the nine months ended September 30, 2021 and 2020, respectively. As of December 31, 2020, there was $562,456 of unrecognized compensation costs related to stock option grants of which $280,269, $182,465, $61,890 and $37,832 is expected to be recognized during the years ending December 31, 2021, 2022, 2023 and 2024, respectively. As of September 30, 2021, there was $1,106,705 of unrecognized compensation costs related to stock option grants of which $98,154, $391,038, $274,705, $255,880 and $86,929 is expected to be recognized during the years ending December 31, 2021, 2022, 2023, 2024, and 2025 respectively. The Company issues new common shares for options exercised.

Black-Scholes Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following weighted average assumptions:

	Nine months ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Expected life in years	5.99	5.95
Risk-free interest rate	1.16%	0.67%
Expected dividend yield	—	—
Expected volatility	44.30%	35.00%

Restricted Stock Units

During the nine months ended September 30, 2021, the Company granted directors restricted stock unit (“RSU”) awards totaling 33,331 shares of common stock under the 2021 Plan in accordance with the Company’s non-employee director compensation policy. Each RSU is eligible to vest over time and settle into one newly issued share of Company common stock. The weighted average fair value of $9.00 per unit was calculated based upon the IPO stock price.

As of September 30, 2021, there was $250,000 of unrecognized compensation costs related to restricted stock units of which $50,000, $125,000, $50,000 and $25,000 is expected to be recognized during the years ending December 31, 2021, 2022, 2023 and 2024 respectively.

2021 Employee Stock Purchase Plan

On May 20, 2021, the Company’s stockholders adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective in connection with the Company’s IPO. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock in an offering on each purchase date no less than 85% of the lower of (i) the closing market price per share of common stock on the first day of the applicable purchase period or (ii) the closing market price per share of common stock on the purchase date at the end of the applicable six-month purchase period. No participant will have the right to purchase shares in an amount that has a fair value of more than $25,000 determined as of the first day of the applicable purchase period, for each calendar year, nor purchase more than 5,000 shares of common stock on any one purchase date.

There were 300,000 shares of common stock initially reserved for issuance under the 2021 ESPP. In addition the 2021 ESPP contains a provision which provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (i) 1% of the total number of shares outstanding as of December 31 of the immediately preceding calendar year, (ii) 200,000 shares or (iii) such number of shares as determined by the Board.

The Company accounts for employee stock purchases made under its 2021 ESPP using the estimated grant date fair value of accounting in accordance with ASC 718, Stock Compensation. The Company values ESPP shares using the Black-Scholes model.

There were no shares issued under the 2021 ESPP during the three and nine months ended September 30, 2021.

Stock Warrants

Information with respect to warrants is summarized as follows:

	Series A Preferred
	warrants	Common warrants
Warrants outstanding December 31, 2018	40,000	732,082
Granted	—	20,587
Exercised	—	—
Terminated	—	—
Warrants outstanding December 31, 2019	40,000	752,669
Granted	—	—
Exercised	—	(45,000)
Terminated	(40,000)	—
Warrants outstanding December 31, 2020	—	707,669
Granted	—	276,000
Exercised	—	(32,790)
Terminated	—	—
Warrants outstanding September 30, 2021 (unaudited)	—	950,879

Weighted average exercise price:
September 30, 2021 (unaudited)	$—	$4.53
December 31, 2020	—	2.34
December 31, 2019	2.88	2.27

Weighted average remaining contractual life in years:
September 30, 2021 (unaudited)	—	2.56
December 31, 2020	—	2.32
December 31, 2019	0.83	3.23

NOTE 9 — EMPLOYEE BENEFIT PLANS

The Company’s employees are eligible to participate in a defined contribution benefit plan. Employees may contribute a percentage of their wages, subject to limits established by the Internal Revenue Code. The Company may elect to make discretionary contributions to the plan. There were no discretionary contributions during the three and nine months ended September 30, 2021 and 2020.

NOTE 10 — SIGNIFICANT CUSTOMERS

The Company had one customer that accounted for 100% of total revenue for the three and nine months ended September 30, 2021 and 2020. The current receivable for this customer is included in Receivable From Reprise Biomedical, Inc. The long-term receivable related to minimum royalties from this customer has been completely reserved against due to uncertainty regarding collectability.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Patent License Agreement

Under an Exclusive Patent License Agreement between the Company and the University (the “Agreement”) the Company is required to make minimum royalty payments to the University of $500,000 per year. Under the Patent and Know-How License Agreement with Reprise, Reprise has minimum royalty obligations to the Company of $500,000 per year. (See Note 12.)

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

In May 2020, the Company executed a lease for a second facility in the same Eden Prairie, Minnesota office park as its other facility. The Company leased this space through December 31, 2020 at a rate of $2,500 per month starting in May 2020. In August 2020, the lease for this facility was extended to December 31, 2021 at a rate of $3,400 per month starting in January 2021.

Total rent expense under operating leases was $60,096 and $52,865 for the three months ended September 30, 2021 and 2020, respectively, and $183,389 and $148,425 for the nine months ended September 30, 2021 and 2020, respectively. The Company has future minimum non-cancelable lease commitments as follows:

At September 30, 2021
2021	$60,096
Total	$60,096

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

The base rent under the Lease is $41,397 per month for the 12-month period beginning on the Commencement Date and ending on December 31, 2022, and thereafter is subject to scheduled annual increases of approximately 3% during the term of the Lease. However, under the terms of the Lease, the Company’s monthly base rent will be abated for the period beginning on the Commencement Date and ending on May 31, 2022, provided the Lease is not terminated due to default. In addition to base rent, the Company is obligated under the Lease to pay to the Landlord certain costs, operating expenses and taxes, including approximately 61.08% of the real property taxes of the Building and the land on which it is located and approximately 61.08% of the Landlord’s management fee, which equals an amount of up to 5% of the Landlord’s gross receipts from leases at the Building.

The term of the Lease begins on the Commencement Date and ends on May 31, 2029. The Company has one option to extend the term for a period of five years beginning on June 1, 2029.

The Company plans to deliver a security deposit to the Landlord through an irrevocable, standby letter of credit (“LOC”) issued by Park State Bank in the amount of $800,000 (“Security Amount”), which will be retained by the Landlord as security for the Company’s performance and observance of its obligations under the Lease. To secure the LOC, the Company will be required to place the Security Amount in a restricted cash account at Park State Bank, which may be drawn from in limited circumstances.

License Contract

On December 1, 2014, the Company entered into a research and development contract with an outside developer. The term of the contract was set to expire on December 31, 2016, but in September 2016 the expiration date was extended to December 31, 2017; in January 2018 the expiration date was extended to June 30, 2019; in May 2019 the expiration date was extended to March 30, 2020; in February 2020 the expiration date was extended to February 28, 2021. In February 2021 the contract was extended to December 31, 2021. As partial consideration for the developer’s services, on January 1, 2015, the Company issued 26,667 shares of Series B preferred stock at a fair value of $7.50 per share. The value of these shares was charged to research & development expenses in the statements of operations.

NOTE 12 — RELATED PARTY TRANSACTIONS

A corporation owned by a former director of the Company that resigned as a director in June 2021 received payments for providing a consultant to the Company of $1,141 and $1,579 for the three months ended September 30, 2021 and 2020, respectively, and $4,992 and $4,626 for the nine months ended September 30, 2021 and 2020, respectively.

The Company received $9,819 and $10,846 for the three months ended September 30, 2021 and 2020, respectively, and $25,066 and $31,328 for the nine months ended September 30, 2021 and 2020, respectively, as royalty related to the spin-out of the Acellular Business to Reprise. As of September 30, 2021 and 2020 the Company had long term receivables of $803,404 and $343,672, respectively, but due to the uncertainty regarding collectability the Company fully reserved against the receivables. The Company recorded a long-term receivable of $453,470 related to the minimum royalty due from Reprise for the year ended December 31, 2020, but due to the uncertainty regarding collectability the Company fully reserved against the receivable.

NOTE 13 — NET LOSS PER SHARE

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net income per share during the period. Due to the existence of net losses for the three and nine months ended September 30, 2021 and 2020, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Convertible preferred stock outstanding	—	8,314,536	—	8,314,536
Convertible preferred stock warrants	—	—	—	40,000
Common stock options outstanding	3,464,805	3,907,163	3,464,805	3,907,163
Common stock warrants	950,879	707,669	950,879	707,669
	4,415,684	12,929,368	4,415,684	12,969,368

21

NOTE 14 — SUBSEQUENT EVENTS

In October 2021, the Company and Mayo Foundation for Medical Education and Research executed a ninth amendment to their agreement whereby the term was extended to March 31, 2022 and the Company agreed to provide $279,500 of additional funding.

22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Miromatrix Medical Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Registration Statement on Form S-1 (File No. 333-256649), as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a life sciences company pioneering a novel technology for bioengineering fully transplantable human organs to help save and improve patients’ lives. Organ disease is a major public health issue. According to the American Transplant Foundation, there are an estimated 114,000 people in the U.S. waiting for a lifesaving organ transplant, and on average 20 people die daily due to lack of available organs. We have developed a proprietary perfusion technology platform for bioengineering organs that we believe will efficiently scale to address the shortage of available human organs. Our initial development focus is on human livers and kidneys, and we have demonstrated the ability to bioengineer these organs with functional vasculature and important organ function in preclinical studies. In addition, we believe our technology platform will be able to develop other organs, including lungs, pancreases, and hearts. We have collaborations with the Mayo Clinic, Mount Sinai and the Texas Heart Institute, and our strategic investors include DaVita, Baxter and CareDx.

Substantially all of our revenue to date has been generated by royalties we received from the sale of our biologic surgical products Miromesh and Miroderm which we spun out as Reprise Biomedical, Inc. (“Reprise”) effective June 30, 2019. We subsequently divested our minority ownership stake in Reprise in March 2021. We continue to receive a royalty on the sales of these products by Reprise.

Our revenue for the three months ended September 30, 2021 and 2020 was $10,000 and $11,000, respectively, consisting entirely of licensing revenue. Our revenue for the nine months ended September 30, 2021 and 2020 was $25,000 and $31,000, respectively, consisting entirely of licensing revenue. Our net loss for the three months ended September 30, 2021 and 2020 was $5.1 million and $3.0 million, respectively. Our net loss for the nine months ended September 30, 2021 and 2020 was $9.2 million and $9.2 million, respectively. We have not been profitable since inception and as of September 30, 2021, we had an accumulated deficit of $68.6 million.

Components of Our Results of Operations

Revenue

For the periods presented, all of our revenue consists of licensing revenue pursuant to a license agreement with Reprise. Revenue pursuant to this agreement is recognized at the later of (i) when the related sales occur after the minimum guarantee is satisfied, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Quality Expenses

Quality expenses relate to costs of systems and procedures to develop a manufacturing facility that is compliant with Current Good Manufacturing Practices. These expenses include payroll and related expenses. We expect our quality expenses to increase in future years as we continue to develop the process and systems need to produce our products.

General and Administrative Expenses

General and administrative expenses include costs for our executive, accounting, and human resources functions. Costs consist primarily of payroll and related expenses, professional service fees related to accounting, legal, and other contract and administrative services and related infrastructure expenses.

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

Interest Expense

Interest expense consists of interest under our loan agreements. See “— Liquidity and Capital Resources.”

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	Dollar	Percentage	2021	2020	Dollar	Percentage
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(in thousands) Statement of Operations:
Licensing revenue	$10	$11	$(1)	(9.1)%	$25	$31	$(6)	(19.4)%
Cost of goods sold	125	125	—	—	375	375	—	—
Gross margin	(115)	(114)	(1)	0.9	(350)	(344)	(6)	1.7
Operating expenses:
Research and development	3,350	1,870	1,480	79.1	7,699	5,750	1,949	33.9
Regulatory and clinical	105	64	41	64.1	292	208	84	40.4
Quality	151	76	75	98.7	323	76	247	325.0
General and administrative	1,488	460	1,028	223.5	2,837	1,531	1,306	85.3
Total operating expenses	5,094	2,470	2,624	106.2	11,151	7,565	3,586	47.4
Operating loss	(5,209)	(2,584)	(2,625)	101.6	(11,501)	(7,909)	(3,592)	45.4
Other income (expense):
Interest income	1	—	1	—	1	9	(8)	(88.9)
Interest expense	(15)	(209)	194	(92.8)	(601)	(364)	(237)	65.1
Amortization of discount on note	—	(32)	32	(100.0)	(63)	(76)	13	(17.1)
Change in fair value of derivative	—	—	—	—	247	—	247	—
Research grants	115	328	(213)	(64.9)	393	794	(401)	(50.5)
Equity loss in affiliate	—	(495)	495	(100.0)	(224)	(1,676)	1,452	(86.6)
Gain on sale of equity investment	—	—	—	—	1,984	—	1,984	—
Gain on debt extinguishment	50	—	50	—	569	—	569	—
Net loss	$(5,058)	$(2,992)	$(2,066)	69.1%	$(9,195)	$(9,222)	$27	(0.3)%

Revenue

Licensing revenue was $11,000 for the three months ended September 30, 2020 and $10,000 the three months ended September 30, 2021. The licensing revenue is a result of the licensing agreement with Reprise. The minimum royalties due from Reprise for 2020 and 2021 have been deferred to 2022 and 2023, respectively. Due to the uncertainty regarding the collectability of these minimum royalties from Reprise, the Company has set up an allowance to offset the receivable amount.

Licensing revenue decreased by $6,000, or 19.4%, from $31,000 for the nine months ended September 30, 2020, to $25,000 for the nine months ended September 30, 2021. The decrease in licensing revenue was due to lower royalties on the licensing agreement with Reprise.

Cost of Goods Sold

Cost of goods sold was $125,000 for the three months ended September 30, 2020 and 2021 and was $375,000 for the nine months ended September 30, 2020 and 2021. Cost of goods sold relates to the minimum royalty due to the University under our licensing agreement.

Gross Margin

Gross margin was $(114,000) for the three months ended September 30, 2020 and was $(115,000) for the three months ended September 30, 2021. The gross margin was negative for the three months ended September 30, 2021 and 2020 due to the uncertainty of collecting the deferred minimum royalty from Reprise which was fully reserved against.

Gross margin decreased by $6,000 from $(344,000) for the nine months ended September 30, 2020, to $(350,000) for the nine months ended September 30, 2021. The gross margin was negative for the nine months ended September 30, 2021 and 2020 due to the uncertainty of collecting the deferred minimum royalty from Reprise which was fully reserved against.

Research and Development

Research and development expenses increased by $1,480,000, or 79.1%, from $1,870,000 for the three months ended September 30, 2020, to $3,350,000 for the three months ended September 30, 2021. The increase in research and development expenses was primarily due to increases in employee costs and lab supplies partially offset by a decrease in contract pre-clinical costs.

Research and development expenses increased by $1,949,000, or 33.9%, from $5,750,000 for the nine months ended September 30, 2020, to $7,699,000 for the nine months ended September 30, 2021. The increase in research and development expenses was primarily due to increases in employee costs and lab supplies partially offset by a decrease in contract pre-clinical costs.

Regulatory and Clinical

Regulatory and clinical expenses increased by $41,000, or 64.1%, from $64,000 for the three months ended September 30, 2020, to $105,000 for the three months ended September 30, 2021. The increase in regulatory and clinical expenses was primarily due to increases in employee costs as well as regulatory consulting expenses.

Regulatory and clinical expenses increased by $84,000, or 40.4%, from $208,000 for the nine months ended September 30, 2020, to $292,000 for the nine months ended September 30, 2021. The increase in regulatory and clinical expenses was primarily due to increases in employee costs and regulatory consulting costs.

Quality Expenses

Quality expenses increased by $75,000, or 98.7%, from $76,000 for the three months ended September 30, 2020, to $151,000 for the three months ended September 30, 2021. The increase in quality expenses in the current period was due to increased headcount in the quality department in 2021.

Quality expenses increased by $247,000, or 325.0%, from $76,000 for the nine months ended September 30, 2020, to $323,000 for the nine months ended September 30, 2021. The increase was primarily due to the Company having a Vice President of Quality for the entire nine months of 2021 as well as additional headcount in the nine months ended September 30, 2021.

General and Administrative

General and administrative expenses increased by $1,028,000, or 223.5%, from $460,000 for the three months ended September 30, 2020, to $1,488,000 for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to increases in employee costs, legal and accounting expenses, consulting expenses, board compensation expense, and insurance expenses. These increases can primarily be attributed to the cost of being a public company.

General and administrative expenses increased by $1,306,000, or 85.3%, from $1,531,000 for the nine months ended September 30, 2020, to $2,837,000 for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to increases in employee costs, legal and accounting expenses, consulting expenses, board compensation expense, and insurance expenses. These increases can primarily be attributed to the cost of being a public company.

Interest Income

Interest income increased by $1,000, or 100.0%, from an immaterial amount of $0 for the three months ended September 30, 2020, to $1,000 for the three months ended September 30, 2021. The increase in interest income was due to larger cash balances in 2021 as compared with 2020.

Interest income decreased by $8,000, or 88.9%, from $9,000 for the nine months ended September 30, 2020, to $1,000 for the nine months ended September 30, 2021. The decrease in interest income was due to lower interest rates on cash balances in 2021 as compared with 2020.

Interest Expense

Interest expense decreased by $194,000, or 92.8%, from $209,000 for the three months ended September 30, 2020, to $15,000 for the three months ended September 30, 2021. The decrease was primarily the result of interest expense on the Cheshire Note (as defined below) being lower in 2021 as compared to 2020 as the note was converted to equity in June 2021.

Interest expense increased by $237,000, or 65.1%, from $364,000 for the nine months ended September 30, 2020, to $601,000 for the nine months ended September 30, 2021. The increase was primarily the result of interest expense on the Cheshire Note.

Amortization of Discount on Note

Amortization expense related to the Cheshire Note decreased by $32,000, or 100.0%, from $32,000 for the three months ended September 30, 2020, to none for the three months ended September 30, 2021. The decrease in amortization expense was due to the note being converted to equity in June 2021 and therefore there was less amortization expense related to the note in 2021 as compared to 2020.

Amortization expense related to the Cheshire Note decreased by $13,000, or 17.1%, from $76,000 for the nine months ended September 30, 2020, to $63,000 for the nine months ended September 30, 2021. The decrease in amortization expense was due to the note being converted to equity in June 2021 and therefore there was less amortization expense related to the note in 2021 as compared to 2020.

Change in Fair Value of Derivative

The change in fair value of the embedded derivative related to the Cheshire Note decreased by $247,000 from none for the nine months ended September 30, 2020, to $247,000 for the nine months ended September 30, 2021. The decrease in the change in fair value of the embedded derivative was due to the Cheshire Note being converted to equity in June 2021.

Research Grants

Research grants decreased by $213,000, or 64.9%, from $328,000 for the three months ended September 30, 2020, to $115,000 for the three months ended September 30, 2021. The decrease in research grants was primarily due to a decrease in the expenditures for pre-clinical contracting, resulting in lower grant funds, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Research grants decreased by $401,000, or 50.5%, from $794,000 for the nine months ended September 30, 2020, to $393,000 for the nine months ended September 30, 2021. The decrease in research grants was primarily due to a decrease in the expenditures for pre-clinical contracting, resulting in lower grant funds, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Equity Loss in Affiliate

Equity loss in affiliate decreased by $495,000, or 100.0%, from $495,000 for the three months ended September 30, 2020, to none for the three months ended September 30, 2021. The decrease in equity loss in affiliate was due to the Company selling all of its ownership in Reprise on March 15, 2021 and therefore not recording any loss for the three months ending September 30, 2021.

Equity loss in affiliate decreased by $1,452,000, or 86.6%, from $1,676,000 for the nine months ended September 30, 2020, to $224,000 for the nine months ended September 30, 2021. The decrease in equity loss in affiliate was due to the Company owning a smaller percentage of Reprise in the nine months ended September 30, 2021 as compared to the comparable period in the prior year as well as the Company selling all of its ownership in Reprise on March 15, 2021.

Gain on Debt Extinguishment

During the three months ended September 30, 2021 the Company had a gain on the extinguishment of debt of $50,000 related to the forgiveness of our loan under the Small Business Administration’s Paycheck Protection Program.

During the nine months ended September 30, 2021 the Company had a gain on the extinguishment of debt of $569,000 related to the forgiveness of our loan under the Small Business Administration’s Paycheck Protection Program.

Gain on Sale of Equity Investment

For the nine months ended September 30, 2021, we recognized a gain of $2.0 million related to the sale of 1.8 million shares in Reprise.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the three months ended September 30, 2021 and 2020, we incurred net losses of $5,058,000 and $2,993,000, respectively. For the nine months ended September 30, 2021 and 2020, we incurred net losses of $9,195,000 and $9,222,000, respectively. As of September 30, 2021, we had an accumulated deficit of $68.6 million.

We expect to incur additional losses in the near future, and we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop our bioengineered organs, as we conduct clinical trials and other studies for our bioengineered organs, seek regulatory clearances or approvals for Miroliver and Mirokidney, continue preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and to investing in our infrastructure to support our future manufacturing and other activities. In addition, we expect to incur additional costs associated with operating as a public company in the United States. The timing and amount of our operating expenditures will depend largely on our ability to, among other things:

●	advance clinical development of our product candidates;
●	manufacture, or have manufactured on our behalf, our preclinical and clinical materials and develop processes for commercial manufacturing of any product candidates that may receive regulatory approval;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own;
●	establish collaborations to commercialize any product candidates for which we may obtain marketing approval but do not intend to commercialize on our own;
●	expand our operational, financial and management systems and hire additional personnel, including personnel to support our clinical development, quality control, research and development, manufacturing and commercialization efforts, our general and administrative activities and our operations as a public company; and
●	obtain new intellectual property and maintain, expand, and protect our intellectual property portfolio.

To date, we have primarily financed our operations through equity and debt financings as well as research grants. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. As of September 30, 2021, we had cash and cash equivalents of $62.1 million, which includes the net proceeds from our initial public offering (“IPO”).

Until such time, if ever, as we can generate substantial revenue from sales of our bioengineered organs, we expect to finance our cash needs through a combination of securities offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, curtail or discontinue our product development or future commercialization efforts, or grant rights to develop and market products that we would otherwise prefer to develop and market ourselves.

In January 2012, we signed a promissory note with the University for $405,559. The promissory note bears interest at 3% per annum, compounded monthly. The note is scheduled to mature on December 31, 2022 and is unsecured. We are required to make monthly principal and interest payments of $7,737 until the note is paid in full. In connection with the promissory note, we issued the University warrants to purchase 80,000 shares of our common stock at an exercise price of $1.69. As of September 30 2021 and December 31, 2020, the principal outstanding on this loan was $106,320 and $172,731, respectively.

In May 2015, we entered into a loan agreement with the Minnesota Department of Employment & Economic Development under which we borrowed $250,000. The loan is unsecured and does not bear interest. The loan is due in a lump sum payment on April 1, 2022. As of both September 30, 2021 and December 31, 2020, the balance outstanding on this loan was $250,000.

In October 2018, we entered into a lease agreement for certain lab equipment, which is being accounted for as a capitalized lease. The total cost of the equipment was $102,026. The lease bears interest at 7.2% per annum and we will make 60 monthly payments in total of $2,003 until the lease is paid in full. As of September 30, 2021 and December 31, 2020, the amount outstanding on the lease was $43,113 and $57,127, respectively. The lease is secured by the lab equipment.

In July 2021, the Company signed a lease agreement for a piece of equipment that is being accounted for as a capitalized lease. The total cost of the equipment was $44,251. The lease bears interest at 5.0% and the Company will make 24 monthly payments of $1,941 until the lease is paid in full. As of September 30, 2021, the amount outstanding on the lease was $37,178. The lease is secured by the piece of equipment.

In September 2021, the Company signed a lease agreement for a piece of equipment that is being accounted for as a capitalized lease. The total cost of the equipment was $43,317. The lease bears interest at 6.8% and the Company will make 36 monthly payments of $1,448 until the lease is paid in full. As of September 30, 2021, the amount outstanding on the lease was $42,319. The lease is secured by the piece of equipment.

In January 2019, we issued the University a promissory note in the amount of $385,997 in satisfaction of our minimum royalty obligation under the license agreement with the University for the year ended December 31, 2018. The note bears interest at 6% per annum and is due on January 31, 2025. In addition, we issued the University a 10-year warrant to purchase 20,587 shares of our common stock at an exercise price of $3.75 per share.

On March 6, 2020, we entered into a note and warrant purchase agreement (the “Cheshire Purchase Agreement”) with Cheshire MD Holdings, LLC (“Cheshire”), an affiliate of DaVita Inc., under which we received a bridge financing of $6,000,000. In connection with the Cheshire Purchase Agreement, we issued a $6,000,000 convertible promissory note (the “Cheshire Note”) to Cheshire and issued Cheshire a warrant to purchase up to $750,000 of shares of our preferred stock. The Cheshire Note is unsecured and had a maturity date of September 6, 2021. The Cheshire Note bore interest at 5% per annum through and until May 1, 2020, at which time the interest rate increased to 7%. The interest rate increased by an additional 2% on the first day of each subsequent month (beginning on June 1, 2020) prior to the maturity date, provided that the interest rate would not exceed 20%. As of December 1, 2020, the interest rate reached the maximum of 20%. Under the Cheshire Purchase Agreement, as long as the Cheshire Note remains outstanding, the Company is required to issue to Cheshire additional warrants, on the first date of each month beginning on May 1, 2020, to purchase up to $75,000 of shares of our preferred stock. In June 2021, the Note and all accrued interest was converted into 956,887 shares of the Company’s Series C Convertible Preferred Stock. As of September 30, 2021 and December 31, 2020, the balance outstanding on the loan was $0 and $6,000,000, respectively.

On April 16, 2020, we issued a promissory note for $563,397 under the Paycheck Protection Program (“PPP”) through the U.S. Small Business Administration (“SBA”), as part of the Coronavirus Aid, Relief and Economic Security (CARES) Act. The promissory note is unsecured and is fully guaranteed by the SBA. The promissory note bears interest at 1% per annum and is due on April 16, 2022. Under the terms of the note, some or all of the debt may be forgiven based upon our use of the funds. We received notification from the bank that held the promissory note in March 2021 that $513,520 had been forgiven and on August 6, 2021 we received notification that the remaining amount due on the note of $49,877 had been forgiven. As of September 30, 2021 and December 31, 2020, the balance outstanding on the loan was $0 and $563,397, respectively.

Cash Flows

Our net cash usage during the quarter ended September 30, 2021 was approximately $4,438,000. We anticipate our quarterly net cash usage to increase in the fourth quarter as we continue to build out our infrastructure in anticipation of our first clinical trial.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(8,211)	$(6,094)
Investing activities	552	(123)
Financing activities	65,302	6,528
Net increase in cash and cash equivalents	$57,643	$311

Operating Activities

Net cash used in operating activities consisted of net losses adjusted for certain non-cash items and changes in operating assets and liabilities.

During the nine months ended September 30, 2021, net cash used in operating activities was $8,211,000 and reflected (i) the net loss of $9,195,000, (ii) net non-cash usage items of $2,040,000, including a gain on sale of equity investment of $1,984,000, $573,000 related to the forgiveness of the PPP promissory note and $247,000 related to the change in fair value of embedded derivative, partially offset by $384,000 of stock-based compensation and $224,000 in equity loss in affiliate, and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $3,019,000.

During the nine months ended September 30, 2020, net cash used in operating activities was $6,094,000 and reflected (i) the net loss of $9,222,000, (ii) net non-cash items of $2,356,000, including $472,000 of stock-based compensation and $1,676,000 in equity loss in an affiliate, and (iii) net cash inflows from changes in balances of operating assets and liabilities of $771,000. The most significant items comprising the changes in the balance of operating assets and liabilities was a lower balance of receivable from Reprise of $217,000, a lower balance of grant receivable of $257,000 and an increase in accrued interest of $347,000, partially offset by a lower balance of accounts payable and accrued expenses of $84,000.

Investing Activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $552,000 and reflected $2,000,000 from the sale of Reprise stock, $1,166,000 used for construction in process, and $282,000 used to purchase equipment.

During the nine months ended September 30, 2020, net cash used in investing activities was $123,000 to purchase equipment.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $65,302,000 and was primarily the result of net proceeds from the Company’s IPO of $44,594,000, net proceeds from sales of Series C Preferred Stock of $19,892,000, $812,000 related to proceeds from stock option and warrant exercises and $88,000 related to proceeds from long-term debt, partially offset by payments on long term-debt of $83,000.

During the nine months ended September 30, 2020, net cash provided by financing activities was $6,528,000 which was primarily related to proceeds from a promissory note with one of our shareholders.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2021, the Company issued 1,340 shares of its common stock related to stock warrant exercises for cash and 10,637 shares of its common stock related to cashless stock warrant exercises with a weighted average exercise price of $2.46 per share.

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

Item 6. Exhibits.

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

10.1

Multi-Tenant Industrial Triple Net Lease, dated August 2, 2021, by and between the Company and B9 Polar Prairie Oaks Corporate LLC. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

10.2*

Employment Agreement, dated August 31, 2021, by and between Miromatrix Medical Inc. and Jeff Ross. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2021).

10.3*

Employment Agreement, dated August 31, 2021, by and between Miromatrix Medical Inc. and Brian Niebur. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2021).

10.4†	Eighth amendment to the Mayo License Agreement dated October 21, 2021 between the Company and Mayo Foundation for Medical Education and Research

10.5†*	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (embedded within the inline XBRL document)
†	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto, duly authorized.

MIROMATRIX MEDICAL INC.

Dated: November 15, 2021	By:	/s/ Jeff Ross
	Name:	Jeff Ross
	Title:	Chief Executive Officer
(on behalf of Registrant)

Dated: November 15, 2021	By:	/s/ Brian Niebur
	Name:	Brian Niebur
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)