Form 10-K
period 2021-12-31
Miromatrix Medical Inc.
filed 2022-03-30
CIK 1527096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 001-40518

Miromatrix Medical Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1285782
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
6455 Flying Cloud Drive, Suite 107
Eden Prairie, MN	55344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 942-6000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	MIRO	The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Accelerated filer ☐
Large accelerated filer ☐	Smaller reporting company ☑
Non-accelerated filer ☑	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to price at which the registrant’s common stock was last sold as of June 30, 2021 was $208,773,639.

As of March 24, 2022, there were 20,546,583 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, or an amendment to this Form 10-K, which the Company intends to file with the SEC within 120 days after the fiscal year end covered by this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021 (this “Form 10-k”) contains forward-looking statements concerning our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include:

●	estimates regarding future results of operations, financial position, research and development costs, capital requirements and our needs for additional financing;
●	our expectations with respect to the regulatory pathway of our product candidates, our ability to obtain regulatory approvals for such product candidates and the anticipated effect of delays in obtaining any such regulatory approvals;
●	our expectations with respect to pre-clinical and clinical trial plans for our product candidates, the results of such activities and the safety and efficacy of our product candidates;
●	our plans with respect to collaborating with third parties on product development and other matters;
●	our ability to commercialize our product candidates;
●	our expectations regarding our manufacturing capabilities;
●	our ability to compete successfully with larger competitors in our highly competitive industry;
●	our ability to achieve and maintain adequate levels of coverage or reimbursement for any future products we may seek to commercialize;
●	our beliefs with respect to the development, regulatory approval, efficacy and commercialization of competing products;
●	our business model and strategic plans for our product candidates, technologies and business, including our implementation thereof;
●	the size of the markets for our product candidates and our expectations about market trends;
●	our ability to attract and retain senior management and key scientific personnel;
●	our ability to obtain additional capital to finance our planned operations;
●	regulatory developments in the United States and internationally;
●	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others; and
●	other risk factors and uncertainties, including those listed under the caption “Risk Factors.”

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. We cannot assure you that the forward-looking statements in Form 10-K will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. You should read this Form 10-K completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

ii

We caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the caption “Risk Factors” in Part I, Item 1A, of this Form 10-K, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including those described under the caption “Risk Factors” in Part I, Item 1A, of this Form 10-K. The risks and uncertainties described under the caption “Risk Factors” in Part I, Item 1A, of this Form 10-K are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise stockholders and investors to consult any further disclosures we may make on related subjects in our subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other subsequent reports that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”).

iii

PART I

Unless otherwise stated or the context otherwise indicates, references to “Miromatrix,” the “Company,” “we,” “our,” “us” or similar terms refer to Miromatrix Medical Inc.

Unless otherwise stated or the context otherwise indicates, references to Mount Sinai, Baxter, CareDx and Davita refer to Mount Sinai Health System, Baxter International Inc, CareDx, Inc, and Davita Inc., respectively.

Item 1. Business.

Overview

We are a life sciences company pioneering a novel technology for bioengineering fully transplantable organs to help save and improve patients’ lives. Founded in 2009, we are one of a small group of companies at the forefront of developing alternatives to human-donor organ transplants, and within this small group of companies there are important differences between the technologies being developed. Our proprietary technology is a scalable platform that uses a two-step method of decellularization and recellularization designed to remove the porcine cells from the organs obtained from pigs and replace them with unmodified human cells. Our initial development focus is on bioengineering livers and kidneys, and our technology platform is also applicable to bioengineering other organs including, hearts, lungs and pancreases. We have collaborations with the Mayo Clinic, Mount Sinai and the Texas Heart Institute, and have received strategic investments from Baxter, CareDx and DaVita.

We believe we are uniquely positioned and that our technology has multiple potential benefits:

●	Designed to reduce the risk of organ rejection. We recellularize the decellularized porcine organs with unmodified human cells. We believe the use of unmodified human cells in our bioengineered organs could result in a favorable organ rejection profile.
●	Preserves natural organ structures and functions. We individually perfuse the organs throughout the decellularization and recellularization steps to preserve the mechanical structures and vascular networks of the porcine organs as we transform them into bioengineered organs.
●	Proven safety profile and efficient regulatory pathways. Our decellularization process is designed to remove the porcine cells from the organs obtained from pigs, which is the same process our commercialized products utilize, and they are not classified or regulated as xenotransplants. Therefore, because our bioengineered organs are decellularized with the same process as our commercialized products and recellularized with unmodified human cells, we believe they should not be regulated as xenotransplants.
●	Utilizes existing supply chains for organ procurement. We procure our porcine organs from readily available farm sources and do not rely on breeding genetically modified animals.
●	In-house manufacturing capabilities. Our in-house manufacturing facility allows us to manufacture our bioengineered organs while controlling our development timelines and production quality.
●	Collaborations with leading transplant institutions and strategic partners. Our relationships with Mayo Clinic, Mount Sinai, Texas Heart Institute, University of Minnesota, Baxter, DaVita and CareDx provide us with access to highly respected third-party partners.

Our Strategy

Our goal is to develop bioengineered organs and be the first to market with alternatives to human-donor organ transplants. The key elements of our strategy include:

●	Advance our initial product candidate, MiroliverELAP, into phase 1 clinical trials shortly after our IND clearance is received from the FDA
●	Advance the pre-clinical development of our fully implantable bioengineered organ programs, Miroliver and Mirokidney, and further establish our regulatory pathway with the FDA
●	Leverage our in-house manufacturing capabilities to control our development timelines and production quality
●	Broadly communicate our unique positioning and technology platform to increase awareness of our Company
●	Foster and potentially grow our relationships with leading transplant institutions and strategic partners

Our Bioengineered Organ Technology Platform

Our technology platform encompasses two proprietary steps referred to as decellularization and recellularization. Decellularization is a process that is designed to remove the porcine cells from the organs obtained from pigs to create a purified acellular extracellular matrix (“ECM”). Recellularization is a process that re-seeds the ECM with unmodified human cells inside individual bioreactors. Throughout this two-step process, the organ is perfused with a gentle solution to purify and re-seed the ECM while preserving the mechanical structures and vascular networks. Our technology platform was originally developed by researchers at the University of Minnesota (the “University”) and we have an exclusive license agreement with them.

Decellularization

Decellularization is a process that removes the porcine cells from the organs obtained from pigs to create a purified acellular ECM. Organs are notoriously complex to decellularize and reproduce synthetically because they are dense with vasculature. Our novel decellularization process solves for the challenging anatomy of organs by cannulating the native vasculature and perfusing the organ with a gentle cleaning solution which maximizes the surface areas exposed to the detergent. Our proprietary perfusion process purifies the organs while preserving the mechanical structures and vascular networks. This process allows for a very effective and efficient decellularization process that can be completed in less than 24 hours. Following decellularization, the organ goes through a series of washes to remove the detergent and disinfect the ECM over a period of two to three days. The result is a completely purified and preserved native scaffold that can be stored for up to 12 months, containing the appropriate microenvironment required for the introduction of organ- specific unmodified human cells.

Decellularization of Porcine Liver

Figure: These images show: (i) a porcine liver prior to being decellularized, (ii) a porcine liver eight hours into the decellularization process and (iii) a porcine liver twenty-four hours into the decellularization process. These images have been provided to demonstrate the decellularization process, and are not protypes for our BEL product candidate, and do not represent results from a clinical trial.

Recellularization

Recellularization is a process that incorporates perfusion to re-seed the ECM with unmodified human cells inside individual bioreactors. We source the human cells from human kidneys and livers not placed for transplant. We have agreements with several Organ Procurement Organizations (“OPOs”) to secure our supplies of human kidneys and livers. We have successfully demonstrated the ability to isolate the required cells from even highly compromised organs and these isolated cells are either directly seeded, or cultured and expanded in proprietary media, which we believe will enable us to recellularize multiple ECMs from one human organ. The recellularized organ matures in a bioreactor where it is continuously perfused with nutrient-rich media and oxygenated under normal physiological conditions. Our entire recellularization process can be completed in two to four weeks depending on the organ type. Our finished bioengineered organs will be able to be transplanted utilizing the same techniques and equipment as current organ transplantation procedures, which we believe could prove favorable in the adoption of our products.

A landmark publication by Nature Medicine described perfusion decellularization as a technique to generate acellular whole organ matrices. Since then, several notable publications such as Journal of Hepatology, Nature Communications Biology, Nature Biomedical Engineering, Nature Medicine, Nature Biotechnology and Transplant Proceedings have reported the use of the Company’s perfusion decellularization technology as the basis of their animal studies in multiple whole organs including livers, kidneys, hearts, lungs and pancreases. The animal organ matrices studied in these articles were subsequently re-seeded with various cell types, including human cells, using the Company’s perfusion recellularization technology. An important conclusion of these studies is that they each resulted in the creation of functional cellular phenotypes and increased cellular viability on the ECMs which is critical to bioengineering an organ. These third-party studies provide a large body of data supporting the merits of our technology.

Our Bioengineered Organ Pipeline

All of our bioengineered organ transplant programs utilize our proprietary technology platform. Our product pipeline is being thoughtfully developed by leveraging data and learnings from prior programs to inform our development decisions for future programs. The first programs we developed are Miromesh and Miroderm, which are commercialized for hernia repair and wound care applications, respectively. Both products received 510(k) clearances from the FDA and are not classified or regulated as xenotransplants. Both products are derived from porcine livers and utilize our proprietary perfusion decellularization process to create an ECM implant. These products have been on the market for over six years and have been implanted in thousands of patients since then. Over that time, we have completed three post-market clinical studies and we believe this provides valuable safety data to leverage in the development of our current pipeline. In June 2019, we decided to focus all of our resources on bioengineering human organ transplants, so we licensed Miromesh and Miroderm to a business named Reprise Biomedical, Inc (“Reprise”). In March 2021, we divested the entirety of our equity ownership in Reprise and continue to collect royalties relating to the licensing of these products.

As Miromesh and Miroderm utilize our decellularization process and are not regulated as xenotransplants, and our recellularization process incorporates unmodified human cells, we believe our bioengineered organs should not be regulated as xenotransplants. Our current expectation for our bioengineered organs is that they will be regulated as biologics or potentially combination products. We believe that either classification will lead to a more efficient regulatory pathway than if they were to be classified as xenotransplants.

The FDA defines xenotransplantation as any procedure that involves the transplantation, implantation or infusion into a human recipient of either (a) live cells, tissues, or organs from a nonhuman animal source, or (b) human body fluids, cells, tissues or organs that have had ex vivo contact with live nonhuman animal cells, tissues or organs. The guidance also specifically states that xenotransplantation does not include transplantation, implantation or other use of acellular animal tissues. During our decellularization process, we remove all animal cells and the acellular scaffold is recellularized with unmodified human cells, which we believe will lead regulators to determine that our bioengineered organs are not xenotransplants. However, neither the FDA or any other regulator has informed us what classification our product candidates will be regulated as. Further, as part of our regulatory pathway we will need to seek an exemption from the FDA for the current Good Tissue Practices (“cGTP”) prohibition against pooling cells from two or more donors during manufacturing.

Our Bioengineered Organ Pipeline

Bioengineered External Liver Assist Product

MiroliverELAP is our External Liver Assist Product (“ELAP”) and is designed to provide liver dialysis for acute liver failure patients. The ELAP System consists of an external perfusion system and our bioengineered liver (“BEL”) that will reside outside of the human body to provide temporary liver support to patients with acute liver failure. We believe this will be the first-ever clinical trial designed to assess the ability of a BEL to deliver critical liver function in humans.

We published two important studies providing additional proof of concept supporting our BELs. One of the studies was published in a 2019 publication of Nature Biomedical Engineering and demonstrated the ability to revascularize a decellularized liver scaffold with human vascular cells and sustain perfusion in a large animal recovery model. In 2021, the second study was published in Nature Communications Biology and builds on the previous study by implanting a liver scaffold seeded with human endothelial cells and porcine hepatocytes into a pig donor recipient and showed hepatic function and sustained blood perfusion. The success of these preclinical studies supports our intentions to commence human trials for our ELAP product candidate.

Demonstrated Ex Vivo Liver Function

Figure: BELs seeded and cultured with endothelial cells and primary hepatocytes demonstrate liver specific function through the production of Albumin and Urea, and the clearance of ammonia in a challenge assay during bench testing.

Another significant milestone was our ability to demonstrate liver functionality following the addition of liver hepatocytes. During bench testing, we demonstrated the ability of the recellularized grafts to perform key liver functions, including albumin production, urea synthesis and an important liver function, ammonia clearance. These studies have been completed with porcine and human hepatocytes. Our optimization efforts have led to an increase in hepatocytes seeded into the livers to over 10 billion, which we can consistently manufacture and consider to be a key clinical threshold.

We are pioneering a new class of therapy with our bioengineered organs, and similar to innovators of other new classes of therapies we are working closely with the FDA to establish our regulatory pathway. In the first quarter of 2022 we received a response from the FDA to our pre-IND submission and we anticipate filing an IND application in the second half of 2022, followed by the initiation of a phase 1 clinical trial shortly after our IND clearance is received from the FDA.

Bioengineered Liver Program

Miroliver is our fully implantable bioengineered liver intended to treat patients with acute and chronic liver failure that we have been developing since 2011 in collaboration with the Mayo Clinic. This program is an orthotopic liver transplantation (“OLT”) where the native liver is completely removed and replaced with our Miroliver. The Miroliver is bioengineered by recellularizing a decellularized porcine liver with human endothelial cells (vascular), hepatocytes and accessory cells (liver cells), and cholangiocytes (bile duct cells), which can be anastomosed directly into the host’s circulatory system. Miroliver will be considered for replacement of a diseased or malfunctioning native liver in patients who have reached the limits of other medical therapies and lack access to a transplantable liver due to, acute liver failure, complications of cirrhosis, liver-based metabolic disease, systemic complications of chronic liver disease, and chronic liver disease.

Surgical Implantation of a Revascularized Liver Graft in a Large Animal

Figure: The surgical implantation and perfusion of our revascularized BEL into a pig model demonstrating the ability to surgically implant the graft and achieve active perfusion by the recipient. This study was performed at the Mayo Clinic. These images have been provided to demonstrate the process of surgically implanting a BEL and are not prototypes of the BEL that we expect to use for human clinical trials.

In a 2019 study published in Nature Biomedical Engineering, we completed a large animal study that demonstrated the ability to revascularize a decellularized liver scaffold with human vascular cells and sustain perfusion in a large animal recovery model. This study highlighted three key milestones: (1) demonstrated sustained patency which has been a significant vascular challenge inhibiting bioengineering of organs; (2) demonstrated the ability to non-destructively monitor the revascularization process, an important step in manufacturing and quality control, and this was achieved through monitoring metabolic function during the bioreactor phase by monitoring the glucose consumption rate (“GCR”); and (3) demonstrated the ability of the introduced endothelial cells to upregulate the expression of liver specific endothelial cell markers and detection of fenestrations, a hallmark attribute of liver sinusoidal endothelium, demonstrating the potential ability of the decellularized matrix to provide the appropriate cellular signals or cues.

In a 2021 study published in Nature Communications Biology, we completed the first ever heterotopic implant of our BEL transplant into a large animal. The transplant was part of a preclinical study in collaboration with researchers at Mayo Clinic, designed to assess the initial transplantation and functionality of a bioengineered liver in an acute liver failure model. It utilized decellularized porcine liver scaffolds recellularized with human vascular cells and porcine hepatocytes, which were implanted into pigs suffering acute liver failure. The study included five pigs, of which three were implanted with a liver scaffold seeded with human vascular cells and porcine hepatocytes. All pigs were monitored for up to 48 hours, during which time the transplanted organ showed critical performance metrics, including the ability to sustain blood flow and key liver function both before and after transplantation. These post-operative results address the critical vascular challenge in tissue engineering that has previously inhibited advancement in this field. The results showed that the pigs that received the BELs maintained detectable hepatic health in the graft, sustained blood perfusion, and demonstrated early liver function post transplantation.

Successful Bile Duct Seeding and Staining

Figure: Localization and cell specific expression of key cholangiocyte markers following their seeding into BEL grafts. Cells were detected with the following markers: EpCam, a general epithelial marker, Cytokeratin 19 (CK19)- a general cholangiocyte marker, Cytokeratin 7 (CK7)-a cholangiocyte marker localized to larger bile ducts, Alpha-tubulin which stains the presences of a key cholangiocyte feature and GGT- a transmembrane glycoprotein localized to the luminal surface. All sections were counterstained with DAPI a nuclear stain.

Our fully transplantable Miroliver includes the recellularization of the biliary system which is achieved through the seeding of bile duct cells (cholangiocytes) directly into the bile duct. The BEL utilized in our ELAP does not require cholangiocytes. We have demonstrated the ability to isolate, culture, expand and seed cholangiocytes. We achieved a key milestone by demonstrating site specific localization and the appropriate phenotypic expression within our BEL grafts. Seeded cholangiocytes were identified within the biliary tree with high levels of expression of the general cholangiocyte marker, Cytokeratin 19 (CK19), along with the appropriate cuboidal morphology and polarization. Cytokeratin 7 (CK7), which is localized to larger bile ducts was present in the larger ducts but absent in smaller ones. Impressively, alpha-tubulin, which stains the presences of a key cholangiocyte feature, the central cilia, was localized in the lumen. Lastly, Gamma-glutamyltransferase (“GGT”) was localized to the luminal surface of the bile ducts. Collectively, the positive staining and site- specific localization of key markers confirm our ability to recellularize the biliary tree.

We are pioneering a new class of therapy with our bioengineered organs, and similar to innovators of other new classes of therapies we are working closely with the FDA to establish our regulatory pathway. We have had consultations with the FDA and we anticipate submitting our pre-IND request in 2023, followed by the filing of an IND application and the initiation of a phase 1 clinical trial shortly after our IND clearance is received from the FDA.

Bioengineered Kidney Program

Mirokidney is our fully implantable bioengineered kidney (“BEK”) intended to treat patients with end-stage renal disease (“ESRD”) that was awarded the Kidney X prize from Department of Health and Human Services and the American Society of Nephrology in 2019. Our Mirokidney is bioengineered through the recellularization of a decellularized porcine kidney with human endothelial cells (vascular) and human renal specific cells, including key cells of the glomerulus (mesangial cells and podocytes) and nephron (proximal and distal tubule cells, thin and thick limb Loop of Henle cells, and collecting duct cells). The BEK can be connected directly into the host’s circulatory system using a heterotopic kidney transplant (“HKT”) procedure where the native kidneys are left in place and a single kidney is grafted into the vasculature. HKT procedures are the standard of care for kidney transplants and are generally considered to pose less safety risks to patients than orthotopic implants. The BEK will be considered for replacement of a diseased or malfunctioning native kidney in patients who have reached the limits of other medical therapies and lack access to a human-donor transplantable kidney due to chronic kidney disease (“CKD”) or ESRD. CKD and ESRD are often the result of diabetes, hypertension, glomerulonephritis, cystic kidney disease or other common conditions. We anticipate the BEK will be studied for supplementation of diseased or malfunctioning native kidneys in adults and for its ability to support life sustaining hemi-filtration.

Demonstrated Kidney Vascular Patency in Preclinical Models

Figure: OLT of human endothelialized BEK grafts in a pig model. Adult pigs underwent unilateral nephrectomy followed by OLT of endothelialized kidney grafts. An anastomosed BEK graft is shown before and after reperfusion. Compilation of follow-up angiographies performed on a kidney graft through Day 14 demonstrate continuous perfusion of the implant revascularized BEK. These images have been provided to demonstrate the process of transplanting BEK grafts, and the corresponding results in follow-up angiograms, and are not prototypes of our BEK.

In a study performed in conjunction with transplant surgeons at Mount Sinai Hospital we demonstrated key functional aspects for our BEKs including long-term patency of a revascularized kidney after implantation in a large animal model. The first key finding of this study is that we demonstrated our ability to revascularize a decellularized porcine kidney and utilize the metabolic marker of GCR as a predictor of revascularization, which will serve as an important manufacturing control. The GCR is directly correlated to the ability of the BEK to remain patent. Second, we demonstrated that revascularized BEKs, based on predictive GCR rates, were able to be heterotopically transplanted into our large animal model with direct renal artery and vein anastomosis, highlighting the similarities to normal kidney transplantation. Our transplanted revascularized kidneys maintained whole kidney perfusion over 14 days as measured by angiograms and demonstrated the ability to withstand physiological pressures and flow. Maintaining perfusion in our transplanted revascularized kidneys in a normal transplant model was a key milestone and solves an issue which has inhibited the advancement of bioengineering organs and complex tissues. In separate bench testing studies, we have further demonstrated early kidney function, including creatinine clearance.

Following the successful revascularization of the kidney, we focused on the recellularization of the glomerular and nephron structures within the kidney. We achieved this milestone by demonstrating our ability to procure, isolate, and seed revascularized BEKs with both human and porcine kidney cells, human renal specific cells for the glomerulus (Mesangial Cells and Podocytes) and nephron (proximal and distal tubule cells, thin and thick limb Loop of Henle cells, and collecting duct cells). Isolated tubule epithelial cells were seeded into decellularized localized to nephron tubules and collecting ducts and demonstrated a >50% matrix coverage after 14 days. This heterogenous mixture of kidney parenchymal cells proliferated, expressed E-cadherin with a tubular epithelial morphology and more importantly, acquired a ciliated brush border, a key hallmark of mature and functioning proximal tubules.

Demonstrated Nephron Recellularization

Figure: Tubule epithelial cells were seeded localized to nephron tubules and collecting ducts as detected by positive E-cadherin staining. Total coverage increased from ~10% to ~50% after 14 days of continuous perfusion within the BEK with active proliferation as characterized by positive Ki67+ staining. Electron microscopy of the tubules demonstrated the presence of ciliated brush border, a key hallmark of mature and functioning proximal tubules cilia formation (arrows).

Isolated human kidney cells seeded into the decellularized matrix with expression of epithelial cellular adhesion molecule (“EpCAM”) indicative of a distal tubule or collecting duct phenotype and expression of the proximal tubule markers aquaporin-1 (“AQP1”) and type I gamma-glutamyltransferase (“GGT1”) with positive Ki67 co-expression of the latter indicating proliferation of primary proximal tubule cells in recellularized BEK. Additional studies have demonstrated the ability to localize endothelial and epithelial cells to the glomerulus with site specific orientation.

We are pioneering a new class of therapy with our bioengineered organs, and similar to innovators of other new classes of therapies we are working closely with the FDA to establish our regulatory pathway. We anticipate submitting our pre-IND request in 2023, followed by the filing of an IND application and the initiation of a phase 1 clinical trial shortly after our IND clearance is received from the FDA.

Potential Future Programs

Currently, we are directing nearly all of our resources towards the development of our MiroliverELAP, Miroliver and Mirokidney programs. In the future, we may decide to develop additional programs on our own or in collaboration with other organizations or institutions. For example, our bioengineered human organ technology platform has broad applicability to other organs such as hearts, lungs and pancreases (for the treatment of diabetes).

Beyond the applicability of our technology platform in other organs, we may explore the merits of using stem cells to recellularize our decellularized organs. This could include the use of induced pluripotent stem cells (“iPSCs”) that would either be patient derived (autologous) or derived from a universal donor (allogeneic). Among other benefits, we believe the use of iPSCs could potentially eliminate the need for immunosuppression, provide benefits such as making the recellularized organ more patient-specific in the case of an autologous approach, as well making the manufacturing process more efficient in the case of an autologous approach.

In addition, we believe our technology and intellectual property has applicability to bioengineered partial organs, including heart valves, glands, tissues and bones.

Market

Organ transplantation is one of the largest unmet medical needs facing the world today. According to the Global Observatory on Donation and Transplant (“GODT”), in 2019 there were 157,155 organ transplant procedures performed globally and 40,540 performed in the U.S. within our addressable markets. Organ transplant procedures declined slightly in 2020 and 2021 due to the impacts of the COVID-19 pandemic on surgical procedures suggesting future years may see an uptick in procedural growth. Kidney and liver transplants make up over 80% of the transplant procedures performed and they are the initial target markets for our bioengineered organ product candidates. Below is a summary of the organ transplants performed in 2019 and the U.S. organ transplant waitlist as of March 24, 2022.

	Transplants Performed(1)				Transplant Waitlist(2)
	2019				March 24, 2022
	Worldwide		United States		U.S.
Organ Type	Transplants	Percent	Transplants	Percent	Waitlist	Percent
Kidney	102,403	65%	24,273	60%	97,522	84%
Liver	36,745	23	8,896	22	11,525	10
Heart	8,848	6	3,597	9	3,443	3
Lung	6,807	4	2,759	7	1,127	1
Pancreas	2,352	2	1,015	2	2,771	2
Total	157,155	100%	40,540	100%	116,388	100%
(1)	Source: www.transplant-observatory.org/data-charts-and-tables/chart (GODT website)
(2)	Source: https://optn.transplant.hrsa.gov/data/view-data-reports/national-data (U.S. Department of Health and Human Services website as of March 24, 2022)

For each organ type, the organ transplant numbers only represent patients who were fortunate enough to receive a transplant and do not represent the entirety of potential demand. According to the U.S. Department of Health and Human Services, in early 2022 the organ transplant waitlist in the U.S. was 116,388 and kidneys and livers made up nearly 95% of that total. Additional demand for organ transplants may come from severely ill patients who currently do not qualify for an organ transplant waitlist because their disease stage isn’t severe enough to be allocated a transplantable organ. If additional supply of transplantable organs were available, such as our bioengineered organ product candidates, we believe the demand for organ transplants could increase significantly.

Kidney

According to the Centers for Disease Control and Prevention (“CDC”), it is estimated that 37 million people in the U.S. have kidney disease and most of these cases are undiagnosed. Chronic kidney disease (“CKD”) and end stage renal disease (“ESRD”) can be treated, but damage to the kidney cannot be repaired or reversed. Because CKD and ESRD are irreversible, once a patient begins dialysis they will remain on dialysis until they receive a transplant or they die. United States Renal Data System (“USRDS”) estimates over 550,000 patients in the U.S. receive dialysis, and the median wait time for a kidney transplant is 49.2 months. Five-year survival rates for patients receiving dialysis are less than 50%, compared to over 80% for kidney transplant recipients.

The costs associated with dialysis are staggering: Medicare-related spending for CKD and ESRD patients exceeded $119 billion in 2018 and the American Journal of Transplantation estimates each kidney transplant could save the health care system over $1.5 million. According to a 2021 white paper from Optum, Inc., monthly dialysis costs as much as $23,000 per patient. The report highlights that compared to dialysis, kidney transplantation leads to higher patient survival, improved quality of life and lower costs to the healthcare system. It also emphasizes that the benefits of preemptive transplants are widely recognized; defined as transplants that occur before patients progress to ESRD. For patients living with CKD, receiving a kidney transplant before they need to start dialysis allows them to stay healthier and live longer than if they were to receive a transplant after their kidneys fail.

If approved, we believe our Mirokidney product candidate could provide a viable treatment for patients suffering from ESRD and CKD while also providing significant cost savings to the health care system.

Liver

Unlike ESRD patients who can survive for years on kidney dialysis as they await a kidney transplant, there is currently not a similarly effective solution for end stage liver disease (“ESLD”) patients. There have been technologies developed referred to as liver dialysis but they have not proved successful because they primarily filter the blood but do not replicate the hundreds of other functions the liver performs. The liver performs many complex functions in the body including protein production, metabolization, production of bile to digest fat and absorb vitamins, storage of vitamins, regulation of blood clotting, removal of bacteria from the blood to fight infection, and removal of toxic byproducts of medications and alcohol.

Chronic Liver Failure

According to the Cleveland Clinic, it is estimated that 30 million people in the U.S. have some type of liver disease and 5.5 million Americans have chronic liver disease or cirrhosis. There are many different causes of liver disease including viral infections, excessive alcohol consumption, unhealthy diet, inherited genetic diseases, autoimmune disorders and cancer. Chronic liver disease can be managed with medications and lifestyle changes if it has not progressed to ESLD. Once it progresses to ESLD a liver transplant is typically the best treatment option.

If our Miroliver product candidate gains approval we believe it could provide a viable treatment for patients suffering from ESLD who ultimately require a transplant.

Acute Liver Failure

Approximately 80,000 patients are hospitalized in the U.S. each year with acute forms of liver failure, acute on chronic liver failure and severe acute alcoholic hepatitis, collectively “ALF”. ALF refers to a rapid loss of liver function - days or weeks – often in a person who has no history of preexisting liver disease. Common causes include hepatitis viruses, drugs such as acetaminophen and excessive alcohol use. ALF can cause serious complications including excessive bleeding and pressure on the brain, making it a medical emergency that requires hospitalization. Patients suffering from ALF often receive liver dialysis treatments which are intended to provide support until the patient’s liver realizes spontaneous recovery or as a bridge to liver transplant. Liver dialysis has historically been associated with the challenges described in the previous paragraph, and the outcomes for ALF patients are estimated to be 45% spontaneous recovery, 25% liver transplantation and 30% death without transplant.

If approved, we believe our MiroliverELAP product candidate could better replicate the functions of a human liver than currently available liver dialysis treatment options which could lead to a significantly higher percentage of spontaneous recoveries. Additionally, if our Miroliver product candidate gains approval we believe it could provide a viable treatment for patients suffering from ALF who ultimately require a transplant.

Competition

The life sciences industry is characterized by the rapid development of technologies, intense competition and a strong emphasis on intellectual property. We believe that our technologies, approach, strategy, scientific capabilities, know-how and experience provide us with competitive advantages in our target markets. We are striving to be first to market with our product candidates and we expect substantial competition over time. We also believe the organ transplant market is unique because it is one of the largest unmet medical needs facing the world today and therefore many companies may enjoy commercial success with their products, regardless of technology modality, upon gaining regulatory approval. We compete in two primary market segments: External Liver Assist and Whole Organ Transplant.

External Liver Assist Technologies

With respect to MiroliverELAP, we are not aware of any commercialized or in-development external liver assist systems utilizing bioengineered organs. There are companies who have developed liver dialysis products and others may be in development, however we believe our MiroliverELAP bioengineered organ technology could better replicate the functions of a human liver than currently available liver dialysis treatment options.

Whole Organ Transplant Technologies

We segment the whole organ transplant marketplace into three primary technologies: bioengineering, xenotransplantation and 3D printing. We categorize our MiroliverELAP, Miroliver and Mirokidney product candidates as bioengineering.

●	Bioengineering: We believe we are the only company with the intellectual property and know-how pertaining to the development of bioengineered organs utilizing perfusion decellularization and recellularization. Our bioengineered organs encompass the use of decellularization which creates an ECM void of animal cells, recellularization which re-seeds the ECM with unmodified human cells, and perfusion which maintains the structure and vasculature of the organ throughout both steps. We believe these components create significant favorable differentiation versus alternative technologies.
●	Xenotransplantation: We are aware of xenotransplantation technologies being developed by Revivicor, Inc., a subsidiary of United Therapeutics Corporation, eGenesis, Inc., Recombinetics, Inc. and potentially other companies. Xenotransplanation has been active for decades and recent advances of CRISPR technology have reinvigorated the field. CRISPR technology edits parts of the genome by removing, adding or altering sections of the DNA sequence. Xenotransplantation utilizing CRISPR is being investigated in the genetic engineering of pigs in an attempt to remove immunogenic proteins in hopes of enabling direct transplant of porcine organs into humans.
●	3D Printing: We are aware of 3D printing technologies being developed by Organovo, Inc., BICO Group AB (publ), Collplant Biotechnologies Ltd., and potentially other companies. 3D printing of organs attempts to reproduce organs utilizing sophisticated technologies. Many variables must be considered to solve for significant levels of complexity, including organ structure, vascular networks, organ rejection, amongst other variables.

Some of our competitors, either alone or with their collaborators, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. As a result, our competitors may discover, develop, license, or commercialize products before or more successfully than we do.

Collaborations and Partnerships

Mayo Clinic

On January 1, 2011, we entered into a license agreement with the Mayo Clinic, and have thereafter entered into subsequent amendments (as amended, the “Mayo Agreement”), pursuant to which we and the Mayo Clinic have agreed to collaborate to test and evaluate the viability of the transplantation of a recellularized liver. Specifically, the collaboration aims to evaluate the effectiveness of a transplanted recellularized liver in a recipient large animal, along with determining the most effective conditions and techniques for re-seeding the liver. We are responsible for delivering the recellularized liver to the Mayo Clinic, whose surgeons are responsible for the transplantation and evaluation of the recellularized liver. The Mayo Clinic will own all rights to any inventions or discoveries solely developed pursuant to the Mayo Agreement, however, we have the exclusive right to license any such inventions or discoveries. To date, we have completed hepatocyte isolations, created surgical transplant models, generated transplant data from the BEL published in Nature Biomedical Engineering, and submitted the data pertaining to initial liver function, which is for publication.

Mount Sinai

On October 19, 2015, we entered into a collaboration agreement with Mount Sinai Hospital, whereby we have developed a large animal kidney transplantation model to demonstrate continuous blood flow through a perfusion decellularized and recellularized transplanted kidney. Utilizing this model, we have achieved transplantation of numerous revascularized kidneys by the surgeons at Mount Sinai. Neither party is subject to any royalty or milestone obligations. The agreement may be terminated by either party upon thirty days written notice to the other party, and is set to expire in March of 2023. Any inventions, patentable or not, conceived during the course of the collaboration shall be owned solely by either Mount Sinai or us, to the extent reduced to practice by such party’s employees. However, (i) we shall be granted an irrevocable, non-exclusive, royalty-free license to use such inventions conceived solely by Mount Sinai employees for our non-commercial, internal research activities; provided that we shall not be granted such license over surgical techniques developed solely by Mount Sinai employees and (ii) Mount Sinai shall be granted an irrevocable, non-exclusive, royalty free license to use such inventions conceived solely by our employees for its internal research and teaching purposes. We and Mount Sinai shall jointly own any inventions conceived by employees of both parties.

Texas Heart Institute

On October 1, 2013, we entered into a sub-license agreement with THI, and have thereafter entered into subsequent amendments thereto (as amended, the “THI License Agreement”), pursuant to which we have granted THI an exclusive sub-license to our intellectual property related to the transplantation of the heart organ in human beings, whereby perfusion decellularization and/or perfusion recellularization has been utilized in any portion of the creation or manufacture of such whole heart organ. Under this agreement, THI is required to achieve certain milestones by certain dates, and the failure to do as much provides us with the right to terminate the THI License Agreement. These milestones require THI to, among other things: (i) develop the cardiac decellularization and recellularization process, resulting in a functional recellularized heart, (ii) complete preclinical studies demonstrating the efficacy and safety of a whole heart transplantation in large animals using perfusion technology and (iii) to file an IND submission for a phase 1 trial and complete a FHI clinical trial. Once the first- in-human clinical trial is completed, all licensing rights will revert from THI back to us and THI will receive a 5.0% royalty on all of our commercial sales of products related to the transplantation of the heart organ in human beings using the perfusion decellularization and recellularization process. Further, to the extent we fail to meet any of our milestones after the licensing rights have reverted from THI back to us, and are provided written notice by THI of such failure, and fail to cure such failure in 60 days, the sub-license will revert back to THI, subject to a 10.0% royalty due to us on all of THI’s commercial sales of products related to the transplantation of the heart organ in human beings using the perfusion decellularization and recellularization process. The THI License Agreement may be terminated upon a breach of the agreement or our or THI’s bankruptcy, and shall have no further effect on a patent-by-patent basis, once the applicable patent term has expired. Additionally, if THI fails to meet any milestone, we may terminate their sub-license rights, however, to the extent we are granted FDA approval within three years of such termination, THI will retain their 5.0% royalty right. If we do not obtain such approval within three years, all licenses, sublicenses and royalty obligations under the agreement shall immediately terminate. To date, progress has been achieved on the initial recellularization of the bioengineered heart.

University of Minnesota

On February 4, 2010, we entered into an exclusive patent license agreement with the University of Minnesota (“the University”), and have thereafter entered into subsequent amendments thereto (as amended, the “EPLA”). The EPLA grants us an exclusive license over the decellularization and recellularization of organs and tissues, among other processes and products, and such patents provide us with exclusivity in numerous jurisdictions, including, but not limited to, the U.S., throughout Europe, China, Australia and Japan. We entered into an amendment to the EPLA on September 15, 2016, which transferred the ownership, right, title and interest in all of the licensed patents under the EPLA to the Company. Under the EPLA, the Company is required to make annual minimum royalty payments to the University totaling the greater of $500,000 and the sum of 6.5% of net sales of any licensed products. Further, to the extent we license any products developed under the EPLA to an assignee, we shall provide payment in the amount of 25% of such royalties received by such assignee to the University. We also pay the University an annual maintenance fee of $5,000. There are no milestone payments due under the EPLA. As of December 31, 2021, we have paid the University $1,125,081 under the EPLA. The EPLA and the royalties due thereunder will continue in full force and effect on a product-by-product and country-by-country basis until the licensed patents are no longer valid. Further, the EPLA does not have any termination provisions. We entered into an amendment to the EPLA on February 21, 2021, which allows us to defer the payment of any difference between the $500,000 minimum annual payment and what was actually provided to the University for each of calendar years 2020 and 2021 and such difference shall be added to the minimum sum required for calendar years 2022 and 2023, respectively.

Reprise Biomedical, Inc.

Concurrently with the spin-out of Reprise Biomedical, Inc. (“Reprise”) on June 30, 2019, we entered into a patent and know-how license agreement with Reprise, and have thereafter entered into subsequent amendments thereto (as amended, the “Reprise License Agreement”), which entitles us to an annual payment from Reprise equal to the greater of $500,000 and 6.5% of all sales of products utilizing our decellularization technology, including, but not limited to, Miromesh and Miroderm, and which grants them an exclusive license over any acellular products derived from our perfusion decellularization technology, which does not include: (i) decellularized whole organs, (ii) all non-clinical applications or (iii) use in 3D printing applications. There are no milestone or other payments due under the Reprise License Agreement. Reprise provided us with total royalty payments of $33,066 during the year ended December 31, 2021 and $46,530 during the year ended December 31, 2020 under the Reprise License Agreement. We also recorded a long-term receivable of $920,404 and $453,470 for the years ended December 31, 2021 and December 31, 2020, respectively, related to the minimum royalty due from Reprise, but due to the uncertainty regarding collectability, we fully reserved against the receivable. The Reprise License Agreement and the royalties due thereunder will continue in full force and effect on a product- by-product and country-by-country basis until the licensed patents are no longer valid or unless we terminate the agreement. We may terminate the Reprise License Agreement, (i) in the event of a breach, (ii) if Reprise fails to make any payment due under the agreement and does not cure such non- payment within the applicable time period and (iii) in the event of Reprise’s bankruptcy. Further, we entered into an amendment to the Reprise License Agreement on February 21, 2021, which allows Reprise to defer the payment of any difference between the $500,000 minimum annual payment and what was actually provided to us for each of calendar years 2020 and 2021 and such difference shall be added to the minimum sum required for calendar years 2022 and 2023, respectively.

Intellectual Property

We strive to protect and enhance the proprietary technologies, inventions and improvements that we believe are important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the U.S. and in jurisdictions outside of the U.S. related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We intend to rely on data exclusivity, market exclusivity and patent term extensions when available, including any relevant exclusivity through supplementary protection certificates.

Patents

We own numerous patents and/or patent applications which relate to our material products, including patents and/or patent applications with respect to Miroliver, Mirokidney, Mirolung, Miroheart, Miropancreas, perfusion decellularization, perfusion recellularization, revascularization, acellular matrix and the use of stem cells. Although in the aggregate our intellectual property is of material importance to our business, we do not believe that any single patent is of material importance to our product portfolio. As of December 31, 2021, we wholly own or exclusively license 8 issued U.S. patents and 14 pending U.S. patent applications relating to our products and process. The U.S. patents are expected to expire between 2026 and 2036. We also wholly own or exclusively license 115 foreign patents and 24 pending foreign patent applications relating to our products and process. The foreign patents are expected to expire between 2026 and 2036.

The pending patent applications, if issued, are expected to expire between 2026 and 2040, without accounting for potential patent term extensions and adjustments.

We expect to seek 5-year patent term extension (“PTE”) under the 1984 Drug Price Competition and Patent Restoration Act, also known as the Hatch-Waxman Act (the “ACT”). The ACT allows the extension of the term of a patent claiming a product that requires regulatory approval prior to being sold. The determination as to whether PTE should be granted is made by the U.S. Patent and Trademark Office (“PTO”), in consultation with the regulatory agency responsible for approval of the product. See “Government Regulation — U.S. Patent Term Restoration and Marketing Exclusivity” for more details related to the limitations and guidelines surrounding PTEs under the ACT.

Additional protection may be sought through FDA exclusivity under the Orphan Drug Exclusivity of 7 years or under the Patient Protection and Affordable Care Act of 2010 of 12 years.

Employees

As of February 28, 2022, we had 61 employees worldwide. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relationships with our employees.

Properties

We lease our corporate headquarters in Eden Prairie, Minnesota which houses all of our employees as well as our research and development and in-house manufacturing capabilities. Our headquarters totals approximately 42,000 square feet, including 11,000 square feet dedicated to in-house manufacturing. We believe our in-house manufacturing facility provides us with adequate capacity to manufacture our bioengineered organs while controlling our development timelines and production quality through clinical trials.

Manufacturing and Suppliers

We maintain 11,000 square feet of in-house manufacturing capabilities within our corporate headquarters where we produce all of our bioengineered organs. This facility will be maintained to the same standards as our previous cGMP manufacturing facility that received ISO 13485 certification for manufacturing of sterile decellularized porcine matrix. We believe our in-house manufacturing facility provides us with adequate capacity to manufacture our bioengineered organs while controlling our development timelines and production quality through clinical trials.

We source the porcine raw materials for our bioengineered organs from two suppliers that we have long-term relationships with. We have relationships with several OPOs to source human kidneys and livers not placed for transplant in order to isolate organ specific cells that we utilize to recellularize the ECM for our bioengineered organs. We also source certain cells from commercially available cell lines.

Government Regulation

Our research and development activities and the manufacturing and marketing of our products are subject to the laws and regulations of governmental authorities in the U.S. and other countries in which our products may be marketed. Specifically, in the U.S., the FDA regulates drugs, biologics and medical devices and requires new product approvals or clearances to assure safety and effectiveness of these products. Governments in other countries have similar requirements for testing and marketing. In the U.S., in addition to meeting FDA regulations, we are also subject to other federal laws, such as the Occupational Safety and Health Act and the Environmental Protection Act, as well as certain state laws.

Some human cell or tissue products that are intended for implantation, transplantation, infusion, or transfer into a human recipient are regulated solely as human cell, tissue, and cellular and tissue- based products (“HCT/Ps”) and do not require the FDA’s premarket review. If these cell or tissue products do not meet the FDA’s requirements for regulation solely as an HCT/P, they likely require FDA premarket review and approval of a BLA in order to be marketed. The regulatory classifications and corresponding pathways for our MiroliverELAP system and our bioengineered organ transplant products have not yet been established. The MiroliverELAP system could be classified by the FDA as a combination biological product and medical device regulated as a biologic. We are unsure whether the FDA will likewise classify our bioengineered organ transplant products as a combination biological product and medical device regulated as a biologic, or something else. It is clear that the cellular component of the MiroliverELAP system and the bioengineered organ transplant products would be considered cellular products regulated by the FDA as biological products. However, it is less clear how the FDA will regulate the extracellular matrix component, though it is possible that the FDA would view the extracellular matrix as a medical device or a xenotransplant. Regardless of how the FDA views the extracellular matrix, the cells would likely be viewed as providing the primary mode of action, which means that the products will require approved BLAs in order to be marketed in the U.S. Additionally, commercial production of these products needs to occur in FDA-registered facilities in compliance with cGMP requirements for biologics. Depending on how the FDA decides to regulate the extracellular matrix, we may be subject to additional requirements for medical devices, such as the quality system regulation for medical devices, or for xenotransplants.

Regulatory Process

The FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) and the Public Health Service Act (“PHSA”), and their implementing regulations. Obtaining approval of a BLA for a new biological product is a lengthy process leading from development of a new product through preclinical and clinical testing. This process takes a number of years and the expenditure of significant resources.

The FFDCA and other federal and state statutes and regulations govern the research, testing, manufacture, safety, labeling, storage, record-keeping, approval, distribution, use, adverse event reporting, advertising and promotion of our products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve our marketing applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

Product Approval

In order to obtain an FDA license for, or approval of, a new biological product or a new combination medical device biological product regulated as a biological product, sponsors must submit proof of safety, purity and potency. In most cases, such proof entails extensive nonclinical, also known as preclinical, studies in animal models and well-controlled clinical trials in human subjects. Although not explicitly part of the statutory standard for a BLA, when FDA reviews a therapeutic biologic, it evaluates whether the application has provided substantial evidence of effectiveness. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive, may take several years to complete and could have uncertain outcomes. The FDA regulatory review and approval process is complex and can result in requests for additional data, increased development cost, time to market delays, or preclude us from bringing to market new products. The FDA may also require post- marketing studies and risk evaluation and mitigation strategies (“REMS”) as conditions to approval. These requirements will add to the cost of regulatory compliance and the cost to sell our products, due to complex distribution and restricted commercial operations. Product approvals may be withdrawn if compliance with applicable regulations is not maintained or if safety issues are identified during routine safety monitoring following commercialization.

Adequate and well-controlled clinical studies are required by the FDA for approval of a BLA. To conduct a clinical trial in the U.S., the study sponsor is required to submit an IND application, including the study protocol, prior to commencing human clinical trials. The submission must be supported by data, typically including the results of nonclinical, manufacturing and laboratory testing. The conduct of the nonclinical tests must comply with Good Laboratory Practice (“cGLP”). Long-term nonclinical testing, such as animal reproductive toxicity and carcinogenicity, is conducted if warranted, and its results are submitted to the IND to support a future BLA. Following the initial submission of the IND, the FDA has 30 days to review the application and raise safety and other clinical trial issues through a partial or full clinical hold. If questions or objections are not raised within that period, the clinical trial may commence according to the investigational protocol submitted to the FDA and following Institutional Review Board (IRB) approvals for each of the clinical sites where the study will be conducted. Protocol amendments need to be submitted and approved by the FDA prior to implementation. Clinical studies can also be conducted outside of the U.S. with or without a U.S. IND. However, a clinical trial application (CTA) or IND is required to be submitted to the local competent regulatory authority to begin conducting human clinical trials. The CTA has similar data requirements to those of an IND.

For products that are regulated as biologics, the FDA requires: (i) nonclinical animal testing to establish a safety profile and/or a starting dose for initiation of clinical trials in humans; (ii) submission to the FDA of an IND application, which must become effective prior to the initiation of human clinical trials; (iii) adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the product for its intended use; (iv) submission to the FDA of a BLA; and (v) review and approval of the BLA as well as pre-approval inspections of the manufacturing facilities by the FDA.

Human clinical trials are typically conducted in three sequential phases that may sometimes overlap:

●	Phase 1-The biological product is initially tested for safety and tolerability. In the case of biological products and those for severe or life-threatening diseases, the initial human testing is generally conducted in healthy patients. These trials may also provide early evidence of effectiveness.
●	Phase 2-These trials are conducted in a limited number of subjects in the target population to determine a safe and effective dosage to evaluate in Phase 3 and to identify possibly related adverse effects and safety risks. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
●	Phase 3-These trials are undertaken to provide evidence of clinical efficacy and to further evaluate dosage, potency, and safety in an expanded patient population at multiple clinical trial sites. Phase 3 studies are performed after preliminary evidence suggesting effectiveness of the product has been obtained, and are intended to establish the overall risk-benefit relationship of the investigational product, and to provide an adequate basis for product approval and labeling.

Post-approval clinical trials, sometimes referred to as post-marketing trials, or Phase 4 clinical trials, may be conducted after initial marketing approval. These trials may be required by the FDA as a condition of approval and are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA has express statutory authority to require post- market clinical trials . All of these trials must be conducted in accordance with good clinical practice (“GCP”) requirements in order protect the health and safety of human subjects and for the data to be considered reliable for regulatory purposes.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events; any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully or within any specified period, or at all. Regulatory authorities, a data safety monitoring board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

A drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the 21st Century Cures Act, or Cures Act, which was signed into law in December 2016, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with the use of biological products, the PHSA Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency, and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA review and approval of the BLA is required before marketing of the product may begin in the U.S. The BLA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the quality and manufacture of the product, including, chemistry, manufacture, and controls, to demonstrate the safety, purity and potency, of the product based on these results. If the product is deemed a combination product then the agency will also review the other constituent part during the application review. The cost of preparing and submitting a BLA is substantial. Under federal law, the submission of most BLAs is subject to an application user fee, as well as an annual prescription drug product program user fee, which may total several million dollars and are increased annually.

The FDA has 60 days from its receipt of a BLA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs, including to review 90 percent of standard BLAs within 10 months from the date the application is filed. The FDA can refer applications for novel biologics, or biologics which present difficult questions of safety or efficacy, to an advisory committee-typically a panel that includes clinicians and other experts-for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one, or more, clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic is manufactured, or tested, as part of a pre-license inspection. The FDA will not approve the product unless it verifies that compliance with requirements for cGMP is satisfactory and the BLA contains data that demonstrate that the biologic is safe, pure and potent and provide substantial evidence of effectiveness for the intended use.

Based upon our expectation that the cellular component of the ELAP System and the bioengineered organ transplant products would be considered cellular products regulated by the FDA as biological products, the FDA also will not approve our products if the manufacturer is not in compliance with the current cGTP. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps, which are human cells or tissues intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. To assure cGMP, cGTP, cGLP and cGCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter means that the BLA will not be approved in its present form and generally outlines the deficiencies in the submission. Complete responses may require substantial additional testing, or information, in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction, the FDA will issue an approval letter. The agency will review such resubmissions in two or six months depending on the type of information included. The FDA approval is never guaranteed, and the FDA may refuse to approve a BLA if the regulatory requirements are not satisfied.

An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. The approval for a biologic may be significantly more limited than requested in the application, including limitations on the specific diseases and dosages or the indications for use, which could restrict the commercial value of the product. The FDA may also require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, as a condition of BLA approval, the FDA may require a REMS to help ensure that the benefits of the biologic outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS with a biologic can materially affect the potential market and profitability of the biologic. Moreover, product approval may require, as a condition of approval, substantial post-approval testing and surveillance to monitor the biologic’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory requirements and standards is not maintained or problems are identified following initial marketing.

Under current requirements, facilities manufacturing biological products for commercial distribution must be registered with the FDA. In addition to the preclinical studies and clinical trials, the BLA includes a description of the facilities, equipment and personnel involved in the manufacturing process. A biologics license, which is the product’s approval, is granted on the basis of inspections of the applicant’s facilities in which the primary focus is on compliance with cGMP and the ability to consistently manufacture the product in the facility in accordance with the BLA. If the FDA finds the results of the inspection unsatisfactory, it may decline to approve the BLA, resulting in a delay in production and commercialization of products.

Regulation of Combination Products in the U.S.

Certain products may be comprised of components, or constituent parts, that would normally be regulated under different types of regulatory authorities and frequently by different centers at the FDA. These products are known as combination products. Specifically, under regulations issued by the FDA, a combination product may be:

●	A product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
●	Two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products;
●	A drug, or device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, or device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or
●	Any investigational drug, device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

Under the FFDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. That determination is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a device-biologic combination product is attributable to the biologic product, the FDA center responsible for premarket review of the biologic product would have primary jurisdiction for the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

Regenerative Advanced Therapies

As part of the Cures Act, Congress amended the FFDCA to create a pathway to facilitate development and expedite review of regenerative advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative advanced therapies do not include those human cells, tissues, and cellular and tissue-based products regulated solely under section 361 of the PHSA Act and 21 CFR Part 1271. A sponsor may request that the FDA designate a product as a regenerative medicine advanced therapy concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the product meets the criteria, including whether there is preliminary clinical evidence indicating that the product has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine advanced therapy may be eligible for priority review or accelerated approval through surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Therapies with a Regenerative Medicine Advanced Therapy (“RMAT”) designation will be eligible for accelerated approval through, as appropriate:

(i)	Surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit; or
(ii)	Reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites, as appropriate.

Another benefit of RMAT designation is that it creates the possibility to meet post-approval requirements beyond the standard, controlled clinical trial. Post-approval requirements can possibly be met through:

●	Clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records;
●	The collection of larger confirmatory data sets; or
●	Post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

Finally, the designation also includes early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval.

FDA Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products, devices and combination products continues after approval, particularly with respect to cGMP. We will rely, and expect to continue to rely, on third parties to manufacture or supply certain components, equipment, disposable devices, testing and other materials used in our manufacturing process for any products that we commercialize or may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. Other post-approval requirements applicable to biological products and certain combination products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, monitoring and reporting of adverse effects, reporting updated safety and efficacy information, periodic reporting requirements and complying with electronic record and signature requirements. Similarly, there are a number of post-marketing requirements for devices, including medical device reporting regulations that require manufacturers to report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and corrections and removal reporting regulations that require manufacturers to report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health. Additionally, devices must comply with the cGMP requirements that are set forth in the FDA’s Quality System Regulation, including complaint handling and corrective and preventative actions.

After a BLA is approved, the biological product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, and potency of biological products. After approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

Further, for BLAs, changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA or

BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. Similarly, changes to approved or cleared devices may require FDA’s premarket review.

Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements, by us or our suppliers, may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications or supplements, license revocation, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product and medical device manufacturers and other entities involved in the manufacture and distribution of approved biological products, devices and combination products are required to register their facilities with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval, with certain exceptions.

Pediatric Research Equity Act

Under the Pediatric Research Equity Act (“PREA”), a BLA or BLA supplement claiming a new indication must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, for a new product, new indication or dosage form. The intent of PREA is to compel sponsors whose products have pediatric applicability to study those products in pediatric populations, rather than ignoring pediatric indications for adult indications that could be more economically desirable. The FDA may grant deferrals for submission of data or full or partial waivers. By its terms, PREA does not apply to any biological product for an indication for which orphan designation has been granted, unless the FDA issues regulations saying otherwise. Because the FDA has not issued any such regulations, submission of a pediatric assessment is not required for an application to market a product for an orphan-designated indication, and waivers are not needed at this time. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of the FDA approval of the use of our current or future product candidates, some of our U.S. patents may be eligible for limited PTE under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. Patent term restoration can compensate for time lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The period of patent term restoration is generally one-half the time between the effective date of an IND (falling after issuance of the patent) and the submission date of a BLA, plus the time between the submission date of the BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The application for patent term extension is subject to approval by the United States Patent and Trademark Office, or PTO, in consultation with the FDA.

A biological product can obtain pediatric market exclusivity in the U.S.. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Biosimilars

The Patient Protection and Affordable Care Act, or the Affordable Care Act, includes the Biologics Price Competition and Innovation Act of 2009. That Act created an approval pathway authorizing the FDA to approve biosimilars and interchangeable biologics, which could allow competitors to reference future data from our product candidates for which we receive marketing approval and increase the risk that our product candidates may face competition sooner than anticipated. Biosimilars are biological products which are “highly similar” to a previously approved biologic product or “reference product” and for which there are no clinically meaningful differences between the biosimilar product and the reference product in terms of the safety, purity, and potency as shown through analytical studies, animal studies and a clinical study or studies. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biosimilar and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product.

Advertising and Promotion

The FDA closely regulates the post-approval marketing and promotion of biologics and devices including regulating through standards and regulations for direct-to-consumer advertising and promotional activities involving the internet. The agency also prohibits the off-label promotion of biologics, devices and combination products, and provides guidance on industry-sponsored scientific and educational activities to ensure that these activities are not promotional. Any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise adequately substantiated. Failure to comply with these requirements can result in adverse publicity and significant penalties, including the issuance of untitled or warning letters directing a company to correct deviations from FDA standards, corrective advertising, a requirement that future advertising and promotional materials be pre-cleared by the FDA, injunctions, and federal and state civil and criminal investigations and prosecutions.

While doctors are free to prescribe any product approved by the FDA for use, a company can only make claims relating to safety and effectiveness of a biological product or device that are consistent with the FDA approval or clearance, and the company is allowed to actively market and promote a biological product or device only for the particular use and treatment approved or cleared by the FDA.

Orphan Drug

Under the Orphan Drug Act, the FDA may grant orphan designation to drugs or biologics intended to treat a rare disease or condition, generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available the drug or biologic in the U.S. for such disease or condition will be recovered from sales in the U.S. of such drug or biologic. Orphan drug designation must be requested to and granted by the FDA before submitting a BLA. Among the benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee. After the FDA grants orphan drug designation, the generic identity of the biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. However, the first applicant to receive FDA approval for a particular product to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the biologic was designated. Orphan drug exclusivity, which would most likely run concurrently with the exclusivity, if any, received from the time of first licensure of a reference product, does not prevent the FDA from approving a different biologic for the same disease or condition, or the same biologic for a different disease or condition.

Anti-Kickback and False Claims Laws

In the U.S., the research, manufacturing, distribution, sale and promotion of biological products and devices are subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other federal, state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the FFDCA, Anti- Kickback Statute, as amended, the False Claims Act, as amended, the Patient Protection and Affordable Care Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act (“HIPAA”), and similar state laws. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The Anti-Kickback Statute makes it illegal for any person, including a biological product manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase or order of an item for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti- kickback laws and the potential for additional legal or regulatory change in this area, it is possible that our sales and marketing practices and/or our relationships with physicians might be challenged under anti- kickback laws, which could harm us. Because we have commercialized and intend to continue to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we have developed a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we are subject.

The federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including biological products, that are false or fraudulent. Although we would not submit claims directly to payers, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,181 and $22,363 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, a provision of the Patient Protection and Affordable Care Act, referred to as the Sunshine Act, requires biological product manufacturers to track and report to the federal government certain payments or other transfers of value made to physicians and teaching hospitals in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

International Regulation

In addition to regulations in the U.S., a variety of foreign regulations govern clinical trials, development, commercial sales, manufacturing, and distribution of product candidates. The marketing authorization approval process and requirements vary from country to country, as do product classifications. Particularly in the area of regenerative medicines, the regulatory pathways may be unclear. The review timelines may be longer or shorter than that required for FDA approval. As of right now, the Company is focused on product development in the U.S. and has not spent significant time or resources exploring product development in any country other than the U.S..

Pharmaceutical Coverage, Pricing, and Reimbursement

In the U.S. and other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers, including government health administrative authorities, managed care providers, private health insurers, and other organizations. Third-party payers are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Third-party reimbursement adequate to enable us to realize an appropriate return on our investment in research and product development may not be available for our products.

Environmental Matters

Our operations require the use of hazardous materials, including biological materials, which subjects us to a variety of federal, state and local environmental and safety laws and regulations. Some of these regulations provide for strict liability, or holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines should contamination of the environment or individual exposure to hazardous substances occur. In addition, we could be subject to significant fines for failure to comply with applicable environmental, health and safety requirements. We cannot predict how changes in laws or new regulations will affect our business, operations or the cost of compliance.

Legal Proceedings

We may be subject to legal proceedings and claims in the ordinary course of business. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.

Corporate Information

Our website is located at www.miromatrix.com. The information contained on or connected to our website is not a part of this Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website.

We make available, free of charge, through our website materials we file or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports. These materials are posted to our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. You can also read our SEC filings over the Internet at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the following information about risks, together with the other information contained in this Form 10-K before making an investment in our common stock. The realization of any of these risks could have a material adverse effect on our business, financial condition, results of operations, and our ability to accomplish our strategic objectives.

Risk Factors Summary

The following is a summary of our principal risks that could have an adverse effect on our business, financial condition, results of operation and stock price.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

●	We have incurred significant net losses since inception and we expect to incur net losses in the future.
●	We have a limited operating history, which makes it difficult to evaluate our prospects.
●	We have limited cash resources and will likely require additional financing to achieve commercialization of our products.

Risks Related to the Development and Commercialization of our Products

●	We currently do not have, and may never develop, any FDA-approved, licensed or commercialized products and we may never be able to commercialize our technology.
●	The successful discovery, development, manufacturing, and sale of biologics is a long, expensive, and uncertain process and carries unique risks and uncertainties.
●	We may experience delays in commencing and successfully completing our clinical trials.
●	Our current product candidates utilize biological components obtained from animals that could prevent or restrict the development and commercialization of those product candidates.
●	Our product candidates may be considered combination products, which may result in additional regulatory and other risks.
●	Difficulties enrolling patients in our future clinical trials, could delayed or otherwise adversely affect our clinical development activities.
●	We may be unable to process organ products in quantities sufficient for clinical trials or a commercial launch.
●	Our supply of raw materials may be vulnerable to disruption.
●	Our biologic products may be subject to competition from biosimilars.
●	We may be unable to compete successfully with larger companies in our highly competitive industries.
●	Commercial success of our product candidates will largely depend upon attaining significant market acceptance.
●	We rely on third parties to conduct certain pre-clinical and clinical development activities.

Risks Related to Intellectual Property and Information Technology Matters

●	Inability to obtain and maintain patent and other intellectual property protection could allow our competitors to develop and commercialize products and technology similar or identical to ours, adversely affecting our ability to commercialize any product candidates.
●	We have intellectual property coverage for our new organ candidates in the U.S., Europe, and other territories, but our foreign intellectual property rights are not exhaustive.
●	We may enter into license agreements for intellectual property rights in the future, and if we fail to comply with our obligations under such agreements, we could lose license rights.
●	The intellectual property landscape pertaining to live new organs is in constant flux.
●	We may become involved in lawsuits to protect or enforce our patents.
●	Our patent protection could be reduced or eliminated for non-compliance.
●	Changes in patent law could diminish the value of patents in general.
●	Patent terms may be inadequate to protect our competitive position for an adequate amount of time.
●	If we do not obtain a PTE for a patent, our business may be materially harmed.
●	Inability to protect the confidentiality of our trade secrets could harm our business and competitive position.

●	Third parties may assert that our employees, consultants, or advisors have wrongfully used or disclosed confidential information or misappropriated trade secrets.
●	If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
●	Intellectual property rights do not necessarily address all potential threats.

Risks Related to Governmental Regulations

●	Inability to obtain regulatory approval for our product candidates, could substantially harm our business.
●	We will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.
●	Disruptions at the FDA and other government agencies could prevent new or modified products from being developed, approved, or commercialized, which could negatively impact our business.
●	Compliance with current and future governmental regulations regarding the treatment of animals used in research could increase our operating costs or impact the commercialization of our technology.
●	Our business operations are subject to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, and other healthcare laws and regulations, which could expose us to substantial penalties, contractual damages, reputation harm, administrative burdens, and diminished profits.
●	Anyone involved in our business operations could engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
●	Current and future legislation may increase the difficulty and cost for us to commercialize our products.
●	Coverage and adequate reimbursement may not be available or may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies.
●	We face potential liability related to protection of the privacy of personal information, including health information we utilize in the development of our product candidates.
●	Our business involves the use of hazardous materials and we must comply with environmental laws and regulations, which may be expensive and restrict how we do business.

Risks Related to Our Business

●	Our financial results may fluctuate significantly.
●	All of our operations are currently conducted at one location and any disruption at this facility could materially and adversely affect our business.
●	We may face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business.
●	The sizes of the markets for our future products may be smaller than we estimate.
●	Our ability to maintain our competitive position depends on our ability to attract and retain senior management and other highly qualified personnel.
●	We currently have no marketing or sales organization. If we are unable to establish marketing and sales capabilities, we may not be able to generate future product revenue.
●	Economic conditions may adversely affect our business.
●	Our business may be adversely affected by global health epidemics, including the COVID-19 pandemic.
●	Changes in the U.S. tax law could adversely affect our financial condition and results of operation.
●	If we become profitable, our ability to use our net operating loss carryforwards and other tax attributes to offset future taxable income or taxes may be subject to limitations.

Risks Related to Our Common Stock

●	We have identified a significant deficiency in our internal control over financial reporting.
●	An active trading market may never develop or be sustained.
●	The price of our common stock may be volatile.
●	We do not intend to pay dividends on our common stock in the foreseeable future, so any returns will be limited to increases, if any, in our stock’s value.
●	We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
●	We expect to continue to incur significant additional costs as a result of being a public company.
●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

●	We are at risk of securities class action litigation.
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
●	Provisions in our corporate charter documents and under Delaware law could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.
●	Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have incurred significant net losses since inception and we expect to incur net losses in the future.

We have incurred significant net losses since our incorporation and expect to incur losses for the foreseeable future. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2021 and 2020, we had net losses of $14,670,756 and $10,309,568, respectively. As of December 31, 2021, we had an accumulated deficit of $74,051,914. We have devoted substantially all of our resources and efforts to research and development and we expect that it will be many years before we generate revenue from product sales from our whole organ program, and we may never generate revenue. Even if we receive marketing approval for and commercialize one or more of our whole organ product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential product candidates, and as a result, we may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and may cause the market price of our common stock to decline.

We have a limited operating history, which may make it difficult to evaluate our prospects.

We are a life science company with a limited operating history. Although we previously commercialized the Miromesh and Miroderm products in 2014 and 2015, respectively, we do not have a long history as a company with commercialized products. We are now focusing our research and development efforts on our whole organ programs. We have not yet submitted a BLA for approval, nor an IND to begin investigational studies on humans, and further we have not yet achieved approval for commercial sale for any whole organ product candidate. As a result, we have no meaningful history of operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products that are comparable to our historical product candidates. Investing in biologic product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate an adequate safety, purity and potency profile, gain regulatory approval and become commercially viable. We do not know whether we will be able to achieve approval for or commercialize any of our whole organ or other product candidates. All of our current and future product candidates, if any, will require substantial additional development, clinical research time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales, if we are able to generate revenue at all. As a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage life science companies in rapidly evolving fields.

We have limited cash resources and will likely require additional financing to achieve commercialization of our products.

We believe that in order to be successful, we must grow and expand our operations. We will likely require substantial additional capital in the future to further our research and development efforts and other operating activities to develop products that can be commercialized to generate revenue. Delays in obtaining additional funding could adversely affect our ability to move forward with additional studies.

We have historically relied upon proceeds from the private placements of our equity securities to fund our business and operations. In the future, we may seek additional capital through a combination of equity offerings, debt financings and strategic collaborations. If we raise additional funds through the issuance of equity or debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

Our ability to obtain additional financing will be subject to many factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, financial condition, results of operations and may cause the market price of our common stock to decline.

Risks Related to the Development and Commercialization of our Products

We currently do not have, and may never develop, any FDA-approved, licensed or commercialized products and we may never be able to commercialize our technology. Our business depends entirely on the successful development of our product candidates, which are still in the pre-clinical phase of development and have never been tested on humans, with our recellularized kidney product candidates having only been subject to bench testing.

We do not currently have any FDA-approved, licensed or commercialized products. We have not yet sought regulatory approvals for any of our whole organ product candidates in the U.S. or in any foreign market. Our lead product candidates are still in pre-clinical development and have never been tested in humans, with our recellularized kidney product candidate having only been subject to bench testing. Our interpretation of data and results from the studies we have completed to date do not ensure that we will be able to initiate human clinical trials or achieve positive results in future clinical trials. In addition, pre-clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in pre-clinical studies have nonetheless failed to replicate results in clinical trials. Significant additional research and development activity and clinical testing are required before we will have a chance to achieve a viable product for commercialization from such candidates. Our research and development efforts remain subject to all the risks associated with the development of new biopharmaceutical products and treatments, including but not limited to unanticipated technical or other problems and the possible insufficiency of funds needed in order to complete development of these product candidates. As further described below, safety, regulatory and efficacy issues, clinical hurdles or other challenges may result in delays and cause us to incur additional expenses that would increase our losses. If we cannot complete, or if we experience significant delays in developing, our products for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail, and investors may lose the entirety of their investment.

Moreover, our business currently depends entirely on the successful development, regulatory approval, and licensing or commercialization of our product candidates, which is subject to various risks more fully described below, and may never occur. To develop any products that might be licensed or commercialized in the future, we will have to invest further time and capital in research and product development, regulatory compliance and market development, and we may never develop any additional products that can be approved, licensed or commercialized. Further, although we have achieved significant milestones with regards to our BEK and liver, we still need to complete additional research and development in order to have products that are ready to be used as organ transplants in human clinical trials. Most biologic candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval.

The successful discovery, development, manufacturing, and sale of biologics is a long, expensive, and uncertain process and carries unique risks and uncertainties.

The successful development, manufacturing, and sale of biologics is a long, expensive, and uncertain process and the process has unique risks and uncertainties. We are not permitted to market our product candidates in the U.S. until we receive approval of a BLA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Biological products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and govern the transport and use of such materials. In addition, the testing, development, approval, manufacturing, distribution, and sale of biologics is subject to applicable provisions of the FFDCA, the PHSA and regulations issued thereunder that are often more complex and extensive than the regulations applicable to other pharmaceutical products or to medical devices. Manufacturing biologics, especially in large quantities, is often complicated and may require the use of innovative technologies. Such manufacturing also requires specifically designed and validated facilities and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically. Failure to successfully discover, develop, manufacture, and sell biologics could adversely impact our business, operating results, and financial condition.

Further, to successfully commercialize our product candidates, we also will be required to expand, train and manage our employee base, particularly skilled technical, management and marketing personnel within a short time period. We will also be required to scale our manufacturing capabilities, and eventually, once our product candidates are cleared for commercial use, our sales and marketing capabilities. Rapid growth also would require an increase in the level of responsibility for both existing and new management and would require us to implement and improve operational, financial and management information procedures and controls. Our inability to adequately manage growth could have a material adverse effect on our business and prospects.

We may experience delays in commencing and successfully completing our clinical trials.

We may experience delays in initiating our clinical trials, which could significantly increase our product development costs and delay product commercialization. The commencement of clinical trials may be delayed for a variety of reasons, including the delays in:

●	demonstrating sufficient safety, purity and potency to be permitted to commence a clinical trial;
●	developing a stable formulation of a product candidate;
●	manufacturing sufficient quantities of a product candidate;
●	securing and maintaining relationships with third parties for preclinical and clinical development studies;
●	our or third-party compliance with good clinical practices (“GCPs”) and cGTPs;
●	obtaining institutional review board approval to conduct a clinical trial at a prospective site;
●	being permitted by the FDA or other regulatory authorities to initiate our clinical trials due to questions regarding the scope or design of our clinical trials;
●	imposition of a clinical hold as a result of inspection of the clinical operations or study sites or nonclinical or clinical safety operations; and
●	funding shortages or other disruptions within the FDA and other regulatory agencies that affect their ability to perform routine functions and review biologics.

In addition, because our BEL will contain human cells from more than one donor, if we are unable to obtain an exemption from the FDA for the cGTP prohibition against pooling cells from two or more donors during manufacturing, we would be unable to initiate clinical trials of our BEL. Further, given that our clinical trials will be conducted with patients in advanced disease states, there is a risk that unexpected deaths could halt the clinical trial process. Even if we are able to commence clinical trials and our initial clinical trials are successful, we are required to conduct additional clinical trials to establish our product candidates’ safety, purity and potency before submitting a BLA. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. Moreover, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of such approvals.

Our current product candidates utilize biological components obtained from animals that could prevent or restrict the development and commercialization of those product candidates.

Our current product candidates use biological components obtained from animals, including our decellularized porcine scaffold. As a result, our product candidates could be deemed to involve xenotransplantation (transplantation from animals to humans). No xenotransplantation clinical trials have occurred to date and based on FDA guidance as of the date of this Form 10-K, we believe the regulatory approval process for xenotransplantation would be extremely complex and difficult. There are also regulatory and safety concerns surrounding the risk of infectious agents and possible transmission to the general population through xenotransplantation. Although we believe our technology overcomes the primary challenges associated with genetically modified xenotransplants, mainly because our product candidates are revascularized using living human cells as opposed to genetically modifying the genome of a pig, the FDA and other regulatory authorities may find our product candidates are xenotransplants and are thus subject to regulations and other laws regarding xenotransplantation. The additional regulations governing xenotransplantation could delay or prevent our ability to receive regulatory approval or commercialize our product candidates.

Our product candidates may be considered combination products, which may result in additional regulatory and other risks.

The FDA may view a bioengineered organ as a combination product comprised of an HCT/P and a medical device. In this case, each component of the product candidate would be subject to FDA requirements for that type of component. As a result, FDA approval of a product candidate classified as a combination product may require multiple marketing applications, such application determination determined on a case-by-case basis. Although a single marketing application may be sufficient for the approval of a combination product, the FDA may determine that separate marketing applications are necessary. If we are required to submit multiple marketing applications, we could experience delays due to regulatory timing constraints and uncertainties in the product development and approval process, as well as coordination between two different centers within the FDA responsible for review of the different components of the combination product.

If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Even if we are permitted to begin clinical trials, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols will depend, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility and exclusion criteria defined in the protocol;
●	the willingness or availability (including legality under applicable COVID-19 regulations, if applicable) of patients to participate in our trials;
●	the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;
●	the proximity of patients to trial sites;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	the design of the trial;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing product candidates’ clinical trials; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion whether due to medical complications from advance disease states or otherwise.

We may encounter difficulties enrolling subjects in our future clinical trials due, in part, to defined inclusion and exclusion criteria, effect on their transplant list status, and reluctance to try an unproven therapy, among others. Additionally, any future clinical trials for our organ program will necessarily involve major surgeries, which some members of the relevant patient populations may be hesitant to undertake.

If we are unable to enroll patients in any clinical trials we conduct in the future, in accordance with our planned timelines, it could constitute a significant setback to our product development and path to commercializing our product candidates.

We may be unable to process organ products in quantities sufficient for clinical trials or a commercial launch.

We may encounter difficulties in producing our organ products. Processing of tissue and organs involves strict adherence to complex manufacturing and storage protocols and procedures. Future difficulties may arise which limit our production capability and delay progress in our clinical trials.

Moreover, we have no current experience in manufacturing our fully recellularized whole organs for human patients and we are not aware of any party that manufactures products similar to ours. As a result, if we are not able to successfully manufacture our products, it would have a material adverse effect on our business and cause us to cease operations.

Our supply of raw materials for use in preclinical activities and manufacturing our product candidates may be vulnerable to disruption.

Our process includes cellular and acellular components. Disruptions from suppliers for the starting porcine materials, decellularization chemicals, cell culture media, cell culture supplies, laboratory supplies, cell culture media components, release testing analytical components or other raw materials utilized in our development and manufacturing could constitute a significant setback to our product development and path to commercializing our product candidates.

Even if we obtain approval of our product candidates, our biologic products may be subject to competition from biosimilars. Further, we may be unable to compete successfully with larger competitors in our highly competitive industries.

Even if we are able to successfully develop biologics in the future, the Biologics Price Competition and Innovation Act created a framework for the approval of biosimilars in the U.S. that could allow competitors to reference data from any future biologic products for which we receive marketing approvals and otherwise increase the risk that any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

In addition, there is a risk that any of our product candidates regulated as a biologic and licensed under a full BLA, would not qualify for FDA exclusivity or that such exclusivity could be shortened due to congressional action or otherwise, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies are developing biosimilars in other countries that could compete with any biologic products that we develop. If competitors are able to obtain marketing approval for biosimilars referencing any biologic products that we develop, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

While we are not aware of any other company developing bioengineered whole organs based on perfusion decellularization and recellularization, we believe our technology will compete with other technologies including xenotransplants, immersion decellularization, 3D printing and direct implantation of animal organs, as well as other therapeutic (i.e., non-transplant) options for the indications which we attempt to address. Certain companies with these products and technologies are significantly larger than us and have much greater financial, marketing and other resources than we do. Accordingly, we may not be able to compete successfully against existing or new competitors which would have a material adverse effect on our business.

Our competitors with greater financial resources could also acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our future products, which may harm our business. Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, as well as in acquiring technologies complementary to, or necessary for, our product candidates. Because of the complex and technical nature of our product candidates and the dynamic markets in which we will compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our products, which would have a material adverse effect on our business, financial condition and results of operations. See “Business — Competition.”

Moreover, the biologics industry is characterized by rapid and significant change. There can be no assurance that other companies will not succeed in developing or marketing devices and products that are more effective than any products that we may offer in the future or that would render any such products obsolete or noncompetitive. Additionally, new surgical procedures, medications and other therapies could be developed that replace or reduce the importance of our future products. Accordingly, our success will depend in part on our ability to respond quickly to medical and other changes through the development and introduction of new products. Product development involves a high degree of risk, and there can be no assurance that our new product development efforts will result in any commercially successful products.

If we are able to commercialize any of our product candidates, their commercial success will largely depend upon attaining significant market acceptance.

Even if we are able to receive regulatory approval for one or more of our product candidates, our ability to execute our growth strategy, achieve commercial success and become profitable will depend upon the adoption by hospitals, surgeons and patients of our bioengineered organs. We cannot predict how quickly, if at all, our products will be accepted or, if accepted, how frequently they will be used. Our bioengineered organs may never gain broad market acceptance among the medical community for some or all of our indications. The market for regenerative medicine technology is relatively new, subject to rapid innovation and remains uncertain. Further, our perfusion technology is a new approach for processing and developing organs. The degree of market acceptance of any of our products will depend on a number of factors, including:

●	the prevalence and severity of any complications associated with our products;
●	the competitive pricing of our products;
●	the quality of our products meeting patient and surgeon expectations;
●	the results of clinical trials and post-market clinical studies relating to the use of our products; and
●	our ability to provide incremental clinical and economic data that show the safety, clinical efficacy and cost effectiveness, and patient benefits from, our products.

Failure to achieve or maintain market acceptance and/or market share would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations. Further, if we cannot build and maintain strong working relationships with these professionals and seek their advice and input on our product candidates, the development and marketing of our future products could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on third parties to conduct certain preclinical development activities and will rely on third parties for certain clinical development activities.

We rely on third parties to conduct certain preclinical development activities and we intend, in the future, to rely on third parties to conduct any clinical trials we undertake. We may not be able to secure and maintain relationships with these third parties for preclinical and clinical development studies on acceptable terms and our reliance on these third parties reduces our control over these activities. We are responsible for ensuring that each of our preclinical development activities and our clinical trials are conducted in accordance with the applicable U.S. federal and state laws and foreign regulations, general investigational plan and protocols. However, other than any contracts with these third parties, we have no direct control over these researchers or contractors, as they are not our employees. Moreover, the FDA requires us to comply with standards, commonly referred to as GCP, for conducting, recording and reporting the results of our preclinical and clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. These third parties also may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our products and will not be able to, or may be delayed in our efforts to, successfully commercialize our products. These third parties may be subject to various types of sanctions by the FDA or other government or regulatory authorities for failing to meet the applicable requirements imposed on such third parties. As a result, the third parties may not be able to fulfill their contractual obligations, and the results obtained from such third parties regarding preclinical and clinical research may not be accepted by the FDA to support the marketing approval of our product candidates. If the third parties or their employees become debarred by the FDA, we cannot use the research data derived from their services to support the marketing approval of our products. Finally, these third parties may be acquired by other entities, change their business plans or strategies or go out of business, thereby preventing them from meeting their contractual obligations to us. Our success depends on conducting preclinical and clinical trials successfully through commercialization, and therefore, any failure by a third party in this regard would have a material adverse effect on our business.

Risks Related to Intellectual Property and Information Technology Matters

If we are unable to obtain and maintain patent and other intellectual property protection for any of our new organ candidates we develop, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop may be adversely affected.

Our commercial success will depend in large part on our ability to obtain and maintain patent, trademark, trade secret and other intellectual property protection of our new organ candidates and other technology, methods used to manufacture them and methods of treatment, as well as successfully defending our patent and other intellectual property rights against third-party challenges. It is difficult and costly to protect and enforce intellectual property rights, and we may not be able to ensure the same for every product. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our new organ candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We seek to protect our proprietary position by developing a comprehensive intellectual property portfolio including filing patent applications and obtaining granted patents in the U.S. and abroad related to our new organ candidates that are important to our business. If we are unable to obtain or maintain patent protection with respect to a product candidate we may develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours and our ability to commercialize that product candidate may be adversely affected.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are uncertain and we may become involved in complex and costly litigation. Our pending and future patent applications may not result in patents being issued which protect new organ candidates or effectively prevent others from commercializing competitive technologies and new organ candidates.

We also cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will be valid and enforceable and provide sufficient protection from competitors. Any patents that we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any new organ candidates we may develop will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

In addition, given the amount of time required for the development, testing, and regulatory review of new organ candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our owned patents and patent applications may in the future be, co-owned by us with third parties. If we are unable to obtain an exclusive license to such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Our patents and patent applications contain claims directed to new organ candidates, as well as methods directed to making new organ candidates, intermediates in the making of new organ candidates, the use of such new organ candidates, and other technologies. Method-of-use patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our eventual targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves.

The strength of patents in the biotechnology field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover our new organ candidates or uses thereof in the U.S. or in other foreign countries. For example, while our patent applications are pending, we may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (“USPTO”), or become involved in interference or derivation proceedings, or equivalent proceedings in foreign jurisdictions. Even if patents do successfully issue, third parties may challenge their inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable certain patent rights, allow third parties to commercialize our technology or new organ candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge features of patentability with respect to one or more patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and new organ candidates. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our new organ candidates. Further, if we encounter delays in development, testing, and regulatory review of new organ candidates, the period of time during which we could market our new organ candidates under patent protection would be reduced.

Given that patent applications in the U.S. and other countries are confidential for a period of time after filing, at any moment in time, we cannot be certain that we were in the past or will be in the future the first to file any patent application related to our new organ candidates. In addition, some patent applications in the U.S. may be maintained in secrecy until the patents are issued. As a result, there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to priority disputes. We may in the future become a party to proceedings or priority disputes in Europe or other foreign jurisdictions. The loss of priority for, or the loss of, these patents could have a material adverse effect on the conduct of our business.

We may be required to disclaim part or all of the term of certain patents or patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we or potential future licensors are aware, but which we or those licensors do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that, if challenged, our patents would be declared by a court, patent office or other governmental authority to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our new organ candidates or if applicable challenge the validity of any issued patents, but our competitors may achieve issued claims, including in patents we consider to be unrelated, that block our efforts or potentially result in our new organ candidates or our activities infringing such claims. It is possible that our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Those patent applications may have priority over our patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. The possibility also exists that others will develop products that have the same effect as our new organ candidates on an independent basis that do not infringe our patents or other intellectual property rights, or will design around the claims of our patent applications or our in-licensed patents or patent applications that cover our new organ candidates.

Likewise, our current patents in the U.S. are expected to expire from about 2026 through about 2036 without taking into account any possible extensions. We have in-force patents and pending patent applications in the US and foreign jurisdictions. Our patents may expire before, or soon after, our first new organ candidate is licensed in the U.S. or foreign jurisdictions. Additionally, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

We may also be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or patent applications or other intellectual property as an inventor or co-inventor. If we are unable to obtain an exclusive license to any such third party co-owners’ interest in such patent applications, such co-owners may be able to license their rights to other third parties, including our competitors. In addition, we may need the cooperation of any such co-owners to enforce any patents that issue from such patent applications against third parties, and such cooperation may not be provided to us.

If we are unsuccessful in any interference proceedings or other priority, validity (including any patent oppositions), or inventorship disputes to which we maybe subject, we may lose valuable intellectual property rights through the loss of one or more of our owned, licensed, or optioned patents, or such patent claims may be narrowed, invalidated, or held unenforceable, or through loss of exclusive ownership of or the exclusive right to use our patents. In the event of loss of patent rights as a result of any of these disputes, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the new organ candidates we may develop. The loss of exclusivity or the narrowing of our patent claims could limit our ability to stop others from using or commercializing similar or identical technology and new organ candidates. Even if we are successful in an interference proceeding or other similar priority or inventorship disputes, it could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects.

We have intellectual property coverage for our new organ candidates in the United States, Europe, and other territories, but our foreign intellectual property rights are not exhaustive.

We have intellectual property for our new organ candidates in many key markets such as the U.S. and Europe. However, we do not have intellectual property rights in every country throughout the world. Filing, prosecuting, and defending patents on new organ candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S., and Europe can be less extensive than those in the U.S. In addition, the laws of foreign countries do not protect intellectual property rights to the same extent as federal and state laws of the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the U.S.. These products may compete with our new organ candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our patents and intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Moreover, the initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business and / or the limitation or loss of key patent rights. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

We may enter into license agreements for intellectual property rights in the future and if we fail to comply with our obligations in such agreements or otherwise experience disruptions to our business relationships with our licensors or research and development partners, we could lose license rights that are important to our business.

We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant. It is possible that our ability to commercialize some new organ candidates in the U.S. and abroad may be adversely affected if we cannot obtain a license to any potentially relevant third-party patents on commercially-reasonable terms that would allow us to make an appropriate return on our investment. In addition, the licensing or acquisition of third-party intellectual property rights is a highly competitive area, and other, potentially more established companies may pursue strategies to license or acquire third party intellectual property rights that we may, in the future, consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Further, even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. As such, we could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or new organ candidates. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Thus, we may be required to expend significant time and resources to redesign our technology, new organ candidates, or the methods for manufacturing them or to develop or license replacement technology, or we may need to abandon development of the relevant program or product candidate, all of which may not be feasible on a technical or commercial basis and could have a material adverse effect on our business, financial condition, results of operations, and prospects. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

The intellectual property landscape pertaining to live new organs is in constant flux.

The field of new organs is still in its infancy. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is evolving and in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to intellectual property and proprietary rights in the future.

Our commercial success depends upon our ability and the ability of future collaborators to develop, manufacture, market, and sell any new organ candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may in future be subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties may exist in the fields in which we are developing our new organ candidates and they may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our new organ candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of new organ therapies, products or their methods of use or manufacture. There may be third-party patents or patent application with claims to technologies, methods of manufacture or methods for treatment related to the use or manufacture of our new organ candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our new organ candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

Defense of third-party claims of infringement of misappropriation, or violation of intellectual property rights involves substantial litigation expense and would be a substantial diversion of management and employee time and resources from our business. Some third-parties may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming, and unsuccessful and could result in a finding that such patents are unenforceable or invalid.

Competitors may infringe our patents, or we may be required to defend against claims of infringement. In addition, our patents may in the future become involved in inventorship, priority, validity or enforceability disputes. Countering or defending against such claims can be expensive and time consuming. In possible future infringement proceedings, a court may decide that a patent owned by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our owned or any in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly.

In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. These types of mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our patents such that they no longer cover our new organ candidates. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our technology and/or new organ candidates. Defense of these types of claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

Conversely, we may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). If we challenge and subsequently fail to obtain a favorable result at the USPTO, European Patent Office or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our new organ candidates or other proprietary technologies.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation in the U.S. and certain other jurisdictions, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications are due to be paid to the USPTO and foreign patent agencies outside of the U.S. over the lifetime of our patents and applications. The USPTO and foreign patent agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can ordinarily be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations, however, in which non-compliance can result a partial or complete loss of patent rights in the relevant jurisdiction. Were a noncompliance event to occur, our competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in patent law in the United States and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our new organ candidates.

Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain.

Changes in either the patent laws or interpretation of the patent laws could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, the U.S. transitioned from a “first to invent” to a “first-to-file” patent system. Under a “first-to-file” system, assuming that other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on an invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our technology or new organ candidates or invent any of the inventions claimed in our or our licensor’s patents or patent applications. The America Invents Act also includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, allowing third party submission of prior art and establish a new post-grant review system including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The effects of these changes are currently unclear as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. Thus, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

In addition, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. These cases include Association for Molecular Pathology v. Myriad Genetics, Inc., 569 U.S. 12-398 (2013) or Myriad; Alice Corp. v. CLS Bank International, 573 U.S. 13-298 (2014); and Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, 566 U.S. 10-1150 (2012). In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable, but claims to complementary DNA, or cDNA, molecules, which are not genomic sequences, may be patent eligible because they are not a natural product. The effect of the decision on patents for other isolated natural products is uncertain. However, on March 4, 2014, the USPTO issued a memorandum to patent examiners providing guidance for examining claims that recite laws of nature, natural phenomena or natural products under the Myriad and Prometheus decisions. The guidance did not limit the application of Myriad to DNA but, rather, applied the decision broadly to other natural products, which may include our new organ candidates. The March 4, 2014 memorandum and the USPTO’s subsequent interpretation of the cases and announced examination rubric received widespread criticism from stakeholders during a public comment period and was superseded by interim guidance published on December 15, 2014.

Subsequently, the USPTO has issued further guidance on patent subject matter eligibility. We cannot predict how this and future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

Patent terms may be inadequate to protect our competitive position on our new organ candidates for an adequate amount of time.

Patents have a limited lifespan. The terms of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date in the applicable country. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions including PTE and patent term adjustments, may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our new organ candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new organ candidates, patents protecting our new organ candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain a PTE for a patent, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA licensing of any new organ candidates we may develop, one or more of our U.S. patents may be eligible for limited PTE. Analogous extensions of patent term may be available upon marketing approval in other jurisdictions. The PTE term of up to five years is awarded as compensation for patent term lost during the FDA regulatory review process. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per product may be extended and only those claims covering the licensed new organ, a method for using it, or a method for manufacturing it may be extended. However, even if we were to seek a PTE or corresponding extension of patent term in other jurisdictions, it may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or any other failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain PTE or a corresponding extension of patent term in other jurisdictions, or the term of any such extension is less than we request, our competitors may be able to launch competing products earlier than anticipated following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for our technology and new organ candidates, we also rely on know-how and trade secret protection, as well as confidentiality agreements, non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable.

It is our policy to require our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed by or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and that are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In the case of consultants and other third parties, the agreements provide that all inventions conceived in connection with the services provided are our exclusive property. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Additionally, the assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information through other appropriate precautions, such as physical and technological security measures. However, trade secrets and know-how can be difficult to protect. These measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and any recourse we might take against this type of misconduct may not provide an adequate remedy to protect our interests fully. In addition, trade secrets may be independently developed by others in a manner that could prevent us from receiving legal recourse. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any of that information was independently developed by a competitor, our competitive position could be harmed.

In addition, some courts inside and outside the U.S. are sometimes less willing or unwilling to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. Even if we are successful, these types of lawsuits may consume our time and other resources. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Third parties may assert that our employees, consultants, or advisors have wrongfully used or disclosed confidential information or misappropriated trade secrets.

As is common in the biotechnology and pharmaceutical industries, we may employ individuals that are currently or were previously employed at universities, research institutions or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Also, in the future we may be subject to claims that these individuals are violating non-compete agreements with their former employers. We may then have to pursue litigation to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities, and we may not have sufficient financial or other resources to adequately conduct this type of litigation or proceedings. For example, some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources. In any case, uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and growth prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	any new organ candidates we may develop will likely eventually become commercially available in biosimilar product forms;
●	others may be able to make new organ products that are similar to any new organ candidates we may develop but that are not covered by the claims of the patents that we own or may own in the future;
●	we, or our current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or may own in the future;
●	we, or our current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	we, or our current or future collaborators, may fail to meet our obligations to the U.S. government regarding any patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
●	it is possible that there are prior public disclosures that could invalidate our patents, or parts of our patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our new organ candidates or technology similar to ours;
●	it is possible that our patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
●	issued patents that we hold rights to may be held invalid, unenforceable, or narrowed in scope, including as a result of legal challenges by our competitors;
●	the claims of our issued patents or patent applications, if and when issued, may not cover our new organ candidates;
●	the laws of foreign countries may not protect our proprietary rights or the proprietary rights of current or future collaborators to the same extent as the laws of the U.S.;
●	the inventors of our patents or patent applications may become involved with competitors, develop products or processes that design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents;
●	we may not develop additional proprietary technologies that are patentable;
●	any new organ candidates we develop may be covered by third parties’ patents or other exclusive rights;
●	the patents of others may harm our business; or
●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Government Regulation

The development and commercialization of biopharmaceutical products is subject to extensive regulation, and the regulatory approval processes of the FDA are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis if at all, our business will be substantially harmed.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to our product candidates are subject to extensive regulation. In the U.S., marketing approval of biologics requires the submission of a BLA to the FDA, and we are not permitted to market any product candidate in the U.S. until we obtain approval from the FDA of the BLA for that product candidate. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing, and controls. Outside the U.S., many comparable foreign regulatory authorities employ similar approval processes.

We have not previously submitted a BLA to the FDA or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval. We are not permitted to market our product candidates in the U.S. or in other countries until we receive approval of a BLA from the FDA or marketing approval from applicable regulatory authorities outside the U.S.. Obtaining approval of a BLA can be a lengthy, expensive, and uncertain process, and we have no experience with the preparation of a BLA submission for marketing approval. Further, the FDA has not yet granted approval for any whole organ using our perfusion technology or any whole organ biologic, and to our knowledge, a clinical trial has never been conducted using a bioengineered organ in humans before, which we believe may increase the complexity, uncertainty and length of the regulatory approval process. Further, if the FDA was to categorize our bioengineered organ products as xenotransplants, the length of the regulatory approval process could be extended. In addition, the FDA has the authority to require a risk evaluation and mitigation strategies plan as part of a BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, and might therefore not allow an IND to proceed;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe, pure and potent for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the U.S. or elsewhere, or regulatory authorities may not accept a submission due to, among other reasons, the content or formatting of the submission;
●	the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or those of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. As a result, we may be required to conduct additional preclinical studies, alter our proposed clinical trial designs, or conduct additional clinical trials to satisfy the regulatory authorities in each of the jurisdictions in which we hope to conduct clinical trials and develop and market our products, if approved. Further, even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any comparable foreign regulatory authority.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Even if our product candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, testing, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current cGMPs, cGTPs and GCPs for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations, as well as, for the manufacture of certain of our product candidates, the FDA’s cGTPs for the use of human cellular and tissue products to prevent the introduction, transmission or spread of communicable diseases. As such, we and our contract suppliers and manufacturers, if any, will be subject to continual review and inspections to assess compliance with cGMPs, cGTPs and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, quality control, and distribution.

If there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include issuing warning letters or untitled letters, imposing fines on us, imposing restrictions on the product or its manufacture, and requiring us to recall or remove the product from the market. The regulators could also suspend or withdraw our marketing authorizations, requiring us to conduct additional clinical trials, change our product labeling, or submit additional applications for marketing authorization. If any of these events occurs, our ability to sell such product may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could materially adversely affect our business, financial condition, and results of operations.

In addition, if we have any product candidate approved, our product labeling, advertising, and promotion will be subject to regulatory requirements and continuing regulatory review. In the U.S., the FDA and the Federal Trade Commission, (“FTC”), strictly regulate the promotional claims that may be made about pharmaceutical products to ensure that any claims about such products are consistent with regulatory approvals, not misleading or false in any particular, and adequately substantiated by clinical data. The promotion of a drug product in a manner that is false, misleading, unsubstantiated, or for unapproved (or off-label) uses may result in enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or the FTC. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions and may result in false claims litigation under federal and state statutes, which can lead to consent decrees, civil monetary penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid, and other federal and state healthcare programs. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

●	issue warning or untitled letters;
●	issue, or require us to issue, safety-related communications, such as safety alerts, field alerts, “Dear Doctor” letters to healthcare professionals, or import alerts;
●	impose civil or criminal penalties;
●	suspend, limit, or withdraw regulatory approval;
●	suspend any of our preclinical studies and clinical trials;
●	refuse to approve pending applications or supplements to approved applications submitted by us;
●	impose restrictions on our operations, including closing our and our contract manufacturers’ facilities; or
●	seize or detain products, refuse to permit the import or export of products, or require us to conduct a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products, if approved. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

Moreover, the policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to licensed biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Compliance with current and future governmental regulations regarding the treatment of animals used in research could increase our operating costs or impact the commercialization of our technology.

Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. In addition, we are subject to federal law that covers the treatment of certain animals used in research. Currently, federal law imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, feeding, watering and shipping conditions. Third parties with whom we contract are subject to registration, inspections and reporting requirements. Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. If we or any of our contractors fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.

Moreover, animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted, delayed, or become more expensive.

Our business operations and current and future relationships with healthcare professionals, principal investigators, consultants, vendors, customers, and third-party payors in the United States and elsewhere are subject to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, and other healthcare laws and regulations, which could expose us to substantial penalties, contractual damages, reputation harm, administrative burdens, and diminished profits.

Healthcare providers, healthcare facilities and institutions, physicians, and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, healthcare facilities and institutions, principal investigators, consultants, customers, and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we research, sell, market, and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state, and foreign healthcare laws that affect our ability to operate include, but are not limited to, the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under any U.S. federal healthcare program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including stock options. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between biologics manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Any arrangements with prescribers must be for bona fide services and compensated at fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the U.S. federal civil and criminal false claims laws, including without limitation, the civil False Claims Act, which can be enforced by private citizens on behalf of the U.S. federal government through civil whistleblower or qui tam actions, and the federal civil monetary penalties law which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease, or conceal an obligation to pay money to the U.S. federal government. Pharmaceutical manufacturers can cause false claims to be presented to the U.S. federal government by, among other things, engaging in impermissible marketing practices, such as the off-label promotion of a product for an indication for which it has not received FDA approval. Further, pharmaceutical manufacturers can be held liable under the civil False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
●	HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation;
●	the FFDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics, and medical devices;
●	the PHSA, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
●	the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires, among other things, certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians, as defined by statute, and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, such obligations will include the reporting of payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives;
●	analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements, and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of biologics sales representatives; and

●	similar healthcare laws and regulations in foreign jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our product candidates, if approved. Compensation under some of these arrangements includes the provision of stock or stock options in addition to cash consideration. Because of the complex and far-reaching nature of these laws, it is possible that governmental authorities could conclude that our payments to physicians may not be fair market value for bona fide services or that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of noncompliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Our employees, independent contractors, principal investigators, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, competition, and patient privacy and other privacy laws and regulations. Misconduct by employees could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, labeling, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement of profits, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of noncompliance with the law, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and pursue our strategy.

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the U.S. and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private payors. Among the provisions of the ACA of importance to the pharmaceutical and biotechnology industries, which includes biologics, are the following:

●	manufacturers and importers of certain biologics with annual sales of more than $5 million made to or covered by specified federal healthcare programs are required to pay an annual, nondeductible fee according to their market share of all such sales;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% of the average manufacturer price for most branded drugs, biologics, and biosimilars and to 13.0% for generic drug, and cap of the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted, or injected;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health program, commonly referred to as the “340B Program;”
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, also known as the “Physician Payments Sunshine Act;”
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
●	a licensure framework for follow-on biologic products.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act of 2017, repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage that is commonly referred to as the “individual mandate.” In December 2019, a U.S. district court upheld a ruling that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In June 2021, the U.S. Supreme Court of the rejected the challenge to the ACA. It is unclear how other efforts to challenge, repeal, or replace the ACA will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted which, among other things, have reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers. These new laws or any other similar laws introduced in the future, as well as regulatory actions that may be taken by CMS, may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. Additionally, individual states in the U.S. have passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing and costs. Similar developments have occurred outside of the U.S., including in the European Union where healthcare budgetary constraints have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. To obtain reimbursement or pricing approval in some European Union member states, we may be required to conduct studies that compare the cost-effectiveness of our product candidates to other therapies that are considered the local standard of care.

It is also possible that additional governmental action is taken in response to address the COVID-19 pandemic. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action in the U.S., particularly as a result of the current presidential administration, or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Even if we are able to commercialize any product candidate, coverage and adequate reimbursement may not be available or such product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern regulatory approvals, pricing, and reimbursement for biologics such as our product candidates vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, product pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain regulatory approval.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private health insurers, and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, and in particular due to the novel nature of our technology, we are unable at this time to determine their cost effectiveness or the likely level or method of coverage and reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers are requiring that companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. If the price we are able to charge for any products we develop, or the coverage and reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be affected adversely.

Further, no uniform policy for coverage and reimbursement exists in the U.S., and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. One payor’s determination to provide coverage for a biologic does not assure that other payors will also provide coverage and adequate reimbursement for the biologic. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement, or significant revisions to the

ACA. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our product candidates, if we obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to obtain coverage and reimbursement approval for a product;
●	our ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the product candidates that we may develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

We face potential liability related to protection of the privacy of personal information, including health information we utilize in the development of our product candidates.

We and our partners and vendors are subject to various federal, state, and foreign data protection laws and regulations. If we fail to comply with these laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices, enforcement actions, fines, and criminal or civil penalties, as well as negative publicity, reputational harm, and a potential loss of business.

In the U.S., numerous federal and state laws and regulations, including state data breach notification laws and federal and state data privacy laws and regulations that govern the collection, use, disclosure, and protection of health information and other personal information apply to our operations and the operations of our partners. For example, most healthcare providers, including research institutions from which we obtain patient health information, are subject to data privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. For example, under HIPAA, we could potentially face substantial criminal or civil penalties if we knowingly receive protected health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of such health information, or otherwise violate applicable HIPAA requirements related to the protection of such information. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the Federal Trade Commission Act.

Certain of the research materials we use in our research and development efforts are derived from human sources, which potentially contain sensitive identifiable personal information regarding the donor. In addition, once we commence clinical trials, we may maintain sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may become subject to further obligations under HIPAA. In addition, our collection of personal information generally (e.g., of employees currently and/or of patients in the future) may subject us to state data privacy laws governing the processing of personal information and requiring notification of affected individuals and state regulators in the event of a breach of such personal information. Numerous laws relating to data privacy and security have been proposed at the state and federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

Any clinical trial programs and research collaborations that we engage in outside the U.S. may implicate international data protection laws, including, in Europe, the General Data Protection Regulation (“GDPR”). The GDPR imposes stringent operational requirements for data processors and controllers of personal data. Among other things, the GDPR requires detailed notices for clinical trial subjects and investigators, as well as the security of personal data, and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. Further, following the United Kingdom’s withdrawal from the European Union effective as of December 31, 2020, we will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, which may have differing requirements.

One particularly sensitive issue under these European Union data privacy laws involves European Economic Area (“EEA”) laws on data export if we begin to transfer personal data from the EEA to other jurisdictions. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, or Privacy Shield, under which personal data could previously be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. The CJEU decision also created additional obligations and uncertainty around the ability to use standard contractual clauses for such data transfers. As government authorities issue further guidance on personal data export mechanisms or start aggressively taking enforcement action based on such guidance or the CJEU decision, we could suffer additional costs, complaints, and/or regulatory investigations or fines. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and adversely affect our financial results. These international laws and regulations may apply not only to us, but also to vendors that store or otherwise process personal data on our behalf, such as information technology vendors. If our data privacy and/or security measures fail to comply with European Union and United Kingdom data privacy laws, or if a vendor misuses data we have provided to it or fails to safeguard such data, we may be subject to litigation, regulatory investigations, enforcement notices, and/or enforcement actions imposing fines and/or requiring us to change the way we use personal data, as well as negative publicity, reputational harm, and a potential loss of business.

We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with applicable data privacy and security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, and could result in adverse publicity that could harm our business. Moreover, even if we take all necessary action to comply with legal and regulatory requirements, we could be subject to a data breach or other unauthorized access of personal information, which could subject us to fines and penalties, as well as litigation and reputational damage.

If we fail to keep apprised of and comply with applicable international, federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any collaborators’ ability to seek to commercialize our clinical candidates. Any threatened or actual government enforcement action or litigation where private rights of action are available could also generate adverse publicity, damage our reputation, result in liabilities, fines and loss of business, and require that we devote substantial resources that could otherwise be used in other aspects of our business.

Our business involves the use of hazardous materials and we must comply with environmental laws and regulations, which may be expensive and restrict how we do business.

Our manufacturing activities may involve the controlled storage, use and disposal of hazardous materials and, on that basis, we may be subject to federal, state, local and non-U.S. laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials.

Although we believe that our safety procedures for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, federal, state or other applicable authorities may curtail our use of these materials and interrupt their business operations which could adversely affect our business.

Compliance with environmental laws and regulations may be expensive and non-compliance could result in substantial liabilities, fines and penalties, personal injury and third-party property damage claims and substantial investigation and remediation costs. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and results of operations.

Risks Related to Our Business

Our financial results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly and annual results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control.

Factors that may cause fluctuations in our quarterly and annual results include:

●	our ability to obtain and maintain regulatory clearance or approval for any products in development or for any additional indications or in additional jurisdictions;
●	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
●	surgeon and patient adoption of our future products;
●	changes in coverage policies by third-party payors;
●	unanticipated pricing pressures;
●	results of clinical research and trials on our products in development;
●	delays in, or failure of, component and raw material deliveries by our suppliers; and
●	positive or negative coverage in the media or clinical publications of our future products or products of our competitors or our industry.

Because our quarterly and annual results may fluctuate, period-to-period comparisons may not be the best indication of the underlying results of our business. These fluctuations may also increase the likelihood that we will not meet our forecasted performance, which could negatively affect the market price for our common stock.

All of our operations are currently conducted at one location and any disruption at this facility could materially and adversely affect our businesses.

Because of the level of precision and quality required for our operations, we currently conduct and intend to conduct all of our manufacturing and preclinical work in-house at our own facility for the foreseeable future. Our facility and equipment would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities may result in the loss of certain opportunities or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

We may in the future face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business.

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of products in the industry in which we operate. This risk exists even if a product is cleared or approved for commercial sale by the FDA or another regulator, and manufactured in facilities licensed and regulated by such regulator(s). Any side effects, manufacturing defects or misuse associated with our product candidates could result in patient injury or death, in particular because our product candidates are designed to be permanently placed in the human body. Further, given that our products deal with biological material, there is a product liability risk related to disease transmission from the bioengineered organ to the patient. We could also become subject to liability caused by any adverse events caused by technology that we license out, including Miroderm and Miromesh. The industry in which we operate has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. We may be subject to product liability claims if our future products cause, or merely appear to have caused, patient injury or death. Such claims may be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in substantial litigation costs, product recalls or market withdrawals, decreased sales and demand for our future products and damage to our reputation.

While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products may delay the supply of those products to our customers and may impact our reputation. We can provide no assurance that we will be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Such recalls and withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our products, either of which could have a material adverse effect on our business, financial condition and results of operations.

Although we plan on obtaining product liability insurance that we believe will be appropriate, this insurance will be subject to deductibles and coverage limitations and coverage may not be adequate to protect us against any future product liability claims. We do not have nor do we expect to obtain insurance covering our costs and losses as the result of any recall of our products due to alleged defects, whether such a recall is instituted by us or required by a regulatory agency. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

We anticipate that if we receive regulatory clearance or approval for any of our product candidates, those clearances or approvals will be for specific indications. We would not, however, be able to prevent a surgeon or medical professional from using any products we may commercialize in the future for off-label uses. In such a case, the FDA or another regulatory authority could conclude that we have engaged in off-label promotion. If the FDA determines that our promotional or training materials constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state or non-U.S. enforcement authorities might take action under other regulatory authority if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. In those possible events, our reputation could be damaged, and adoption of the products would be impaired.

The sizes of the markets for our future products may be smaller than we estimate. Our results of operations could be materially harmed if we are unable to accurately forecast addressable markets for our product candidates and manage our inventory.

Our estimates of the annual total addressable markets for our products under development are based on a number of internal and third-party estimates, as well as assumed prices at which we can sell our future products. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our product candidates may prove to be incorrect. If the price at which we can sell future products, or the annual total addressable market for our product candidates is smaller than we have estimated, it could have an adverse impact on our business. Moreover, our product candidates have a limited shelf life and will expire if not timely used. To ensure adequate inventory supply once commercialized, we will need to forecast inventory needs based on forecasted markets, which could be negatively affected by many factors, including:

●	product introductions by competitors;
●	an increase or decrease in surgeon demand for our products or for products of our competitors;
●	our failure to accurately manage our growth strategy;
●	our failure to accurately forecast surgeon acceptance of new products; and

●	unanticipated changes in general market conditions or regulatory matters.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Additionally, we are subject to the risk that a portion of our inventory will expire, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. Conversely, if we underestimate customer demand for our future products, we may not be able to deliver, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, which could have an adverse effect on our ability to meet customer demand and our results of operations.

Our ability to maintain our competitive position depends on our ability to attract and retain senior management and other highly qualified personnel.

We are highly dependent on our senior management and other key personnel. Our success depends in part on our continued ability to attract, retain and motivate highly qualified senior management and attract, retain and motivate qualified employees, including sales and marketing professionals, clinical specialists and other highly skilled personnel. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition and results of operations. The loss of highly qualified employees could result in delays in product development and commercialization and harm our business

Although we have entered into an employment agreement with our chief executive officer, he may terminate his employment with us at any time. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and could therefore have an adverse effect on our business. We also do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

We currently have no marketing and sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate future product revenue.

We have no internal sales, marketing or distribution capabilities. If any of our product candidates ultimately receives regulatory approval, we expect to establish a direct marketing and sales force with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may also choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and our business would be harmed.

Economic conditions may adversely affect our business.

Adverse worldwide economic conditions may negatively impact our business. Our general business strategy may be adversely affected by such economic conditions or the presence of a volatile business environment or unpredictable and unstable market conditions. Challenging global economic conditions may impact the availability to or affordability of health insurance or may impact patient decisions to have a medical procedure performed. Accordingly, a pronounced and sustained economic downturn, such as the current economic challenges associated with the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and prospects. Furthermore, challenging economic conditions could also cause a delay or disruption in the performance or satisfaction of commitments to us by our distribution partners, contract clinical providers, suppliers or other third parties, which would have a material adverse effect on our business.

Our business may be adversely affected by global health epidemics, including the COVID-19 pandemic.

The outbreak of COVID-19 and government measures taken in response to the pandemic have had a significant impact, both direct and indirect, on businesses and commerce, including our company, and may continue to significantly impact our business in the future. In particular, worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. As a result of the COVID-19 pandemic, we have experienced disruptions and may continue to experience disruptions that could severely impact our preclinical studies and business development plan, including:

●	interruption of our preclinical trial activities, due to restricted or limited operations at our manufacturing facility, limitations on travel, or interruption of study procedures that are deemed non-essential, which may impact the integrity of subject data and study endpoints;
●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in receiving, supplies of raw materials or other components for our preclinical activities; and
●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies, including because of sickness of employees or their families;

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and future plans will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, continued rollout of the vaccine, travel restrictions, new safety requirements or regulations imposed on us, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. We continue to monitor our operations and governmental recommendations and have made modifications for an indefinite period to our normal operations because of the COVID-19 pandemic. Additionally, while the economic impact brought by and the duration of the COVID-19 pandemic are difficult to assess or predict, the impact of the continuing COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively affect our short- and long-term liquidity. In addition, the impact of the COVID-19 pandemic could exacerbate other risks we face, including those described elsewhere in “Risk Factors.”

Changes in U.S. tax law could adversely affect our financial condition and results of operations.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in U.S. tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in U.S. tax laws on an investment in our common stock.

If we become profitable, our ability to use our net operating loss carryforwards and other tax attributes to offset future taxable income or taxes may be subject to limitations.

As described under “— Risks Related to Our Limited Operating History, Financial Position and Capital Requirements,” we have incurred net losses since our inception, and expect to continue to incur operating losses for the foreseeable future. If we become profitable in the future, our ability to use net operating loss carryforwards (“NOLs”)

and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% cumulative change by value in its equity ownership of certain stockholders over a rolling three-year period) is subject to an annual limitation on its ability to utilize its pre-change NOLs and other tax attributes (including any research and development credit carryforwards). Similar provisions of state tax law may also apply to limit the use of our state NOLs and other tax attributes.

We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in one or more ownership changes within the meaning of Sections 382 and 383 of the Code. In addition, we may experience an ownership change in connection in the future as a result of subsequent changes in our stock ownership, some of which are outside our control; and we are do not currently intend to take any steps to prohibit any subsequent changes in our stock ownership in order to avoid such an ownership change. If an ownership change has occurred in the past or occurs in the future, we may not be able to use a material portion of our NOLs and other tax attributes to offset future taxable income or taxes if we attain profitability.

In addition to any limitation imposed by Section 382 of Code, the use of NOLs arising after December 31, 2017 generally is limited to a deduction of 80% of taxable income for the corresponding taxable year. NOLs arising after December 31, 2017, with certain exceptions that do not apply at the time of our initial public offering (“IPO”), may not be carried back to previous taxable years, but may be carried forward indefinitely.

Risks Related to Our Common Stock

In connection with the audit of our financial statements as of and for the years ended December 31, 2021 and 2020, a significant deficiency in our internal control over financial reporting was identified and we may identify additional significant deficiencies in the future.

In connection with the preparation and audits of our financial statements as of and for the years ended December 31, 2021 and 2020, a significant deficiency (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board (“PCAOB”)), was identified in our internal control over financial reporting. In connection with the preparation and audits of our financial statements as of and for the years ended December 31, 2021, a significant deficiency in our internal control over tax accounting was identified. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company's financial reporting.

More specifically, we have determined that our financial statement close process includes significant control gaps mainly driven by the small size of our accounting and finance staff and, as a result, a significant lack of appropriate segregation of duties. We also determined that we have not maintained sufficient staffing or written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information.

The process of designing and implementing an effective accounting and financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain an accounting and financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the significant deficiency we have identified or avoid potential future significant deficiencies.

If we are unable to successfully remediate our existing or any future significant deficiencies in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result. We also could become subject to investigations by the Nasdaq Capital Market (“Nasdaq”), the SEC, or other regulatory authorities.

An active trading market may never develop or be sustained.

Prior to our IPO, there was no public market for our common stock. Although our common stock is listed on Nasdaq, an active trading market for our common stock may never develop or, if developed, may not be sustained. The lack of an active trading market may impair the value of your shares and your ability to sell your shares at the time you wish to sell them. An inactive trading market may also impair our ability to raise capital by selling shares of our common stock and enter into strategic partnerships or acquire other complementary products, technologies or businesses by using shares of our common stock as consideration. Furthermore, there can be no guarantee that we will continue to satisfy the continued listing standards of Nasdaq. If we fail to satisfy the continued listing standards, we could be de-listed, which would have a negative effect on the price of our common stock.

The price of our common stock may be volatile and you may lose all or part of your investment.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

●	results of our clinical trials;
●	the introduction of new products or product enhancements by us or others in our industry;
●	the timing of regulatory clearances of our product candidates or those of our competitors;
●	disputes or other developments with respect to our or others’ intellectual property rights;
●	product liability claims or other litigation;
●	quarterly variations in our results of operations or those of others in our industry;
●	media exposure of our product candidates or of those of others in our industry;
●	changes in governmental regulations or in reimbursement;
●	changes in earnings estimates or recommendations by securities analysts; and
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance.

In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

We do not intend to pay dividends on our common stock, so any returns will be limited to increases, if any, in our stock’s value. Your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the agreement governing our credit facility precludes, and any future debt agreements may preclude, us from paying cash dividends. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Any return to stockholders will therefore be limited to the appreciation in the value of their stock, if any.

We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended (“JOBS Act”), and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an

“emerging growth company” (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) we will be exempt from any rules that could be adopted by the PCAOB requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

We may remain an emerging growth company until as late as December 31, 2026, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.07 billion in annual revenue in any fiscal year, (ii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

We expect to continue to incur significant additional costs as a result of being a public company.

We expect to incur costs associated with corporate governance requirements that will become applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Securities Act, or the Exchange Act, as well as the rules of Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well those controls and procedures are conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because life science companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

If a trading market for our common stock develops, the trading market will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us or our business and products, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline and result in the loss of all or a part of your investment in us.

Provisions in our corporate charter documents and under Delaware law could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. As our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

●	our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	a special meeting of stockholders may be called only by the chair of our board of directors, our chief executive officer (or president, in the absence of a chief executive officer) or a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
●	our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	our board of directors may alter certain provisions of our amended and restated bylaws without obtaining stockholder approval;
●	the approval of the holders of at least two-thirds of our shares entitled to vote at an election of our board of directors is required to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
●	stockholders must provide advance notice and additional disclosures to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain voting control of our shares; and
●	our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United State District Court for the District of Delaware) is the exclusive forum, to the fullest extent permitted by law, for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, except, in each case, (A) any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than such court, or (C) for which such court does not have subject matter jurisdiction, in all cases subject to the courts having jurisdiction over indispensable parties named as defendants. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. For example, stockholders who do bring a claim in the Court of Chancery could face additional litigations costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. This provision will not apply to actions arising under the Securities Act or Exchange Act. Our amended and restated certificate of incorporation and amended and restated bylaws further provide that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our corporate headquarters in Eden Prairie, Minnesota, which houses our research and development operations and office space, and currently totals approximately 42,000 square feet.

We believe that our current facilities meet our current needs through clinical trials. We may seek to evaluate additional or alternate space for our operations in the future. We believe appropriate facilities will be readily available on commercially reasonable terms.

Item 3. Legal Proceedings.

We are not currently party to any material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes. We believe that we have obtained adequate insurance coverage or rights to indemnification in connection with potential legal proceedings that may arise.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “MIRO” since June 24, 2021. As of March 24, 2022, there were 215 holders of record of our common stock.

Dividends

We have never paid cash dividends on any of our securities. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our board of directors. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Use of Proceeds from the Initial Public Offering of Common Stock

On June 28, 2021, we completed our initial public offering on common stock (the “IPO”) in which we sold 5,520,000 shares of common stock at a public offering price of $9.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to the Company’s registration statement on Form S-1 (File No. 333-256649), as amended, which was declared effective on June 23, 2021 pursuant to Rule 462(b) under the Securities Act. Craig-Hallum Capital Group acted as sole managing underwriter for the IPO.

We received net proceeds of approximately $44.5 million from the IPO, after paying $342,500 of fees and expenses of Craig-Hallum. We are using the net proceeds from the IPO as follows:

●	between approximately $34.8 million to $40.0 million to fund our research and development activities, including, but not limited to, our Phase I trial for the MiroliverELAP product and certain pre-clinical trials for our bioengineered organs;
●	between approximately $3.0 million and $4.0 million to fund the full cost of constructing a new facility; and
●	the remaining funds for working capital and general corporate purposes.

Recent Sales of Unregistered Equity Securities

[None.]

Purchases of Equity Securities by the Company

[None.]

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based upon our current plans, expectations and beliefs that involve risks, uncertainties and assumptions. Our actual results may differ materially from those described in or implied by these forward-looking statements as a result of many factors, including those set forth under the caption “Risk Factors” in Part 1, Item 1A, of this Form 10-K and in other parts of this Form 10-K. Please read “Special Note Regarding Forward-Looking Statements” included at the beginning of Part I of this Form 10-K for additional information.

Overview

We are a life sciences company pioneering a novel technology for bioengineering fully transplantable organs to help save and improve patients’ lives. Founded in 2009, we are one of a small group of companies at the forefront of developing alternatives to human-donor organ transplants, and within this small group of companies there are important differences between the technologies being developed. Our proprietary technology is a scalable platform that uses a two-step method of decellularization and recellularization designed to remove the porcine cells from the organs obtained from pigs and replace them with unmodified human cells. Our initial development focus is on bioengineering livers and kidneys, and our technology platform is also applicable to bioengineering other organs including, hearts, lungs and pancreases. We have collaborations with the Mayo Clinic, Mount Sinai and the Texas Heart Institute, and have received strategic investments from Baxter, CareDx and DaVita.

Substantially all of our revenue to date has been generated by royalties we received from the sale of our biologic surgical products Miromesh and Miroderm, which we spun out as Reprise effective June 30, 2019. We subsequently divested our minority ownership stake in Reprise in March 2021. We continue to receive a royalty on the sales of these products by Reprise. See “Related Party Transactions — Reprise.”

Our revenue for the year ended December 31, 2021 was $33,066, consisting entirely of licensing revenue. Our net loss for the same fiscal year was $14,670,756. We have not been profitable since inception and as of December 31, 2021, we had an accumulated deficit of $74,051,914.

Components of Our Results of Operations

Licensing Revenue

For the periods presented, all of our revenue consists of licensing revenue pursuant to the Reprise License Agreement with Reprise. Revenue pursuant to this agreement is recognized at the later of (i) when the related sales occur after the minimum guarantee is satisfied, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Cost of Goods Sold

Cost of goods sold relates to our license agreement with the University, pursuant to which we owe the University royalties on our revenues, which are subject to annual minimum payments.

Gross Loss

Our gross loss is calculated by subtracting our cost of goods sold from our revenue.

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

We expect research and development expenses in absolute dollars to increase in the future as we develop our product candidates. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of new product development initiatives.

Regulatory and Clinical Expenses

Regulatory and clinical expenses include costs for developing our regulatory and clinical study strategies for our product candidates. These expenses include payroll and related expenses and consulting expenses.

Over time we expect our regulatory and clinical expenses to increase in absolute dollars as we develop our product candidates and move through various regulatory processes. We expect our regulatory and clinical expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

Quality Expenses

Quality expenses relate to costs of systems and procedures to develop a manufacturing facility that is compliant with Current Good Manufacturing Practices. These expenses include payroll and related expenses. We expect our quality expenses to increase in future years as we continue to develop the process and systems needed to produce our product candidates.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year ended
	December 31,		Change
	2021	2020	Dollar	Percentage
Licensing revenue	$33,066	$46,530	$(13,464)	(28.9)%
Cost of goods sold	500,000	500,000	—	—
Gross loss	(466,934)	(453,470)	(13,464)	(3.0)
Operating expenses:
Research and development	10,750,500	7,280,798	3,469,702	47.7
Regulatory and clinical	551,494	265,885	285,609	107.4
Quality	547,129	149,199	397,930	266.7
General and administrative	4,643,473	2,109,196	2,534,277	120.2
Total operating expenses	16,492,596	9,805,078	6,687,518	68.2
Operating loss	(16,959,530)	(10,258,548)	(6,700,982)	(65.3)
Other income (expense):
Interest income	1,973	8,733	(6,760)	(77.4)
Interest expense	(613,882)	(656,552)	42,670	6.5
Loss on disposal of property and equipment	(5,459)	—	(5,459)	100.0
Amortization of discount on note	(62,638)	(108,620)	45,982	42.3
Change in fair value of derivative	246,962	(51,446)	298,408	580.0
Research grants	393,034	992,144	(599,110)	(60.4)
Equity loss in affiliate	(223,633)	(2,358,392)	2,134,759	90.5
Gain on sale of equity investment	1,983,912	2,123,113	(139,201)	(6.6)
Gain on debt extinguishment	568,505	—	568,505	100.0
Net loss	$(14,670,756)	$(10,309,568)	$(4,361,188)	(42.3)%

Licensing Revenue

Licensing revenue was $33,066 for the year ended December 31, 2021 and $46,530 for the year ended December 31, 2020, a decrease of $13,464, or 28.9%. The licensing revenue is a result of the Reprise Licensing Agreement with Reprise. The remainder of the minimum royalties due from Reprise for 2020 and 2021 have been deferred to 2022 and 2023, respectively. Due to the uncertainty regarding the collectability of these minimum royalties from Reprise, the Company has set up an allowance to offset the remaining minimum royalty receivable amount.

Cost of Goods Sold

Cost of goods sold was $500,000 for both the year ended December 31, 2021 and 2020. Cost of goods sold relates to the minimum royalty due to the University under our licensing agreement.

Gross Loss

Gross loss was $466,934 for the year ended December 31, 2021 and $453,470 for the year ended December 31, 2020, an increase of $13,464, or 3.0%. The gross loss position for the years ended December 31, 2021 and 2020 resulted from the uncertainty of collecting the deferred minimum royalty from Reprise, which was fully reserved against.

Research and Development

Research and development expenses were $10,750,500 for the year ended December 31, 2021 and $7,280,798 for the year ended December 31, 2020, an increase of $3,469,702, or 47.7%. The increase was primarily due to lab supplies increase of $2,045,138, the hiring of additional employees of $1,101,760, and consulting expense increase of $331,808, partially offset by a contract pre-clinical cost decrease of $245,818.

Regulatory and Clinical

Regulatory and clinical expenses were $551,494 for the year ended December 31, 2021 and $265,885 for the year ended December 31, 2020, an increase of $285,609, or 107.4%. The increase was primarily due to an increase in the hiring of additional employees of $212,427 as well as regulatory consulting expense increase of $50,720.

Quality Expenses

Quality expenses were $547,129 for the year ended December 31, 2021 and $149,199 for the year ended December 31, 2020, an increase of $397,930, or 266.7%. The increase was due to an increase in hiring of additional employees.

General and Administrative

General and administrative expenses were $4,643,473 for the year ended December 31, 2021 and $2,109,196 for the year ended December 31, 2020, an increase of $2,534,277, or 120.2%. The increase was primarily due to an insurance expense increase of $688,390, hiring of additional employees of $644,545, public company expense increase of $491,705, consulting expense increase of $257,309, office expense increase of $201,991, legal and accounting expense increase of $151,363 and other expense increase of $98,974. These increases can primarily be attributed to the cost of being a public company.

Interest Income

Interest income was $1,973 for the year ended December 31, 2021 and $8,733 for the year ended December 31, 2020, a decrease of $6,760, or 77.4%. The decrease was primarily due to lower interest rates on cash balances in 2021 compared to 2020.

Interest Expense

Interest expense was $613,882 for the year ended December 31, 2021 and $656,552 for the year ended December 31, 2020, a decrease of $42,670, or 6.5%. The decrease was primarily due to the interest expense on the Cheshire Note (as defined below) being lower in 2021 compared to 2020, as the note was converted to equity in June 2021.

Loss on Disposal of Property and Equipment

Loss on disposal of property and equipment was $5,459 for the year ended December 31, 2021 and $0 for the year ended December 31, 2020, an increase of $5,459, or 100.0%. The loss on disposal of property and equipment in 2021 related to the disposal of lab equipment no longer used.

Amortization of Discount on Note

Amortization expense related to the Cheshire Note was $62,638 for the year ended December 31, 2021 and $108,620 for the year ended December 31, 2020, a decrease of $45,982, or 42.3%. The decrease was due to the note being converted to equity in June 2021, and therefore there was less amortization expense related to the note in 2021 compared to 2020.

Change in Fair Value of Derivative

The change in fair value of the embedded derivative related to the Cheshire Note was $246,962 for the year ended December 31, 2021 and ($51,446) for the year ended December 31, 2020, a decrease of $298,408, or 580.0%. The decrease was due to the Cheshire Note being converted to equity in June 2021.

Research Grants

Research grants were $393,034 for the year ended December 31, 2021 and $992,144 for the year ended December 31, 2020, a decrease of $599,110, or 60.4%. The decrease in research grants was primarily due to decreases in pre-clinical contracting, resulting in lower grant funds.

Equity Loss in Affiliate

Equity loss in affiliate was $223,633 for the year ended December 31, 2021 and $2,358,392 for the year ended December 31, 2020, a decrease of $2,134,759, or 90.5%. The decrease in equity loss in our affiliate was due to the Company owning a smaller percentage of Reprise in 2021 as compared to 2020, as well as the Company selling its remaining ownership in Reprise in March 2021.

Gain on Sale of Equity Investment

The Company recognized a gain of $1,983,912 related to the sale of its remaining 1,800,000 shares in Reprise for the year ended December 31, 2021.

The Company recognized a gain of $2,123,113 related to the sale of 2,700,000 million shares in Reprise for the year ended December 31, 2020.

Gain on Debt Extinguishment

The Company recognized a gain on the extinguishment of debt of $568,505 for the year ended December 31, 2021 related to the forgiveness of our loan under the Small Business Administration’s Paycheck Protection Program.

Liquidity and Capital Resources

We have incurred net losses since our inception. We incurred a net loss of $14,670,756 for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $74,051,914.

We expect to incur additional losses in the near future, and we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop our bioengineered organs, as we conduct clinical trials and other studies for our bioengineered organs, seek regulatory clearances or approvals for Miroliver and Mirokidney, continue preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and to invest in our infrastructure to support our future manufacturing and other activities. We expect to incur additional costs associated with operating as a public company in the U.S.. The timing and amount of our operating expenditures will depend largely on our ability to, among other things:

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

To date, we have primarily financed our operations through equity and debt financings as well as research grants. We believe our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. As of December 31, 2021, we had cash and cash equivalents of $52,811,531. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Until such time, if ever, as we can generate substantial revenue from sales of our bioengineered organs, we expect to finance our cash needs through a combination of equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, curtail or discontinue our product development or future commercialization efforts, or grant rights to develop and market products that we would otherwise prefer to develop and market ourselves.

In December 2010, we entered into a loan and security agreement with the Minnesota Agricultural and Economic Development Board under which we borrowed $250,000. The loan was secured by our accounts receivable and bore an interest rate of 6% per annum. This loan matured on November 1, 2020, at which time the outstanding balance became $0.

In January 2012, we signed a promissory note with the Regents of the University of Minnesota for $405,559. The promissory note bears interest at 3% per annum, compounded monthly. The note matures on December 31, 2022 and is unsecured. We are required to make monthly principal and interest payments of $7,737 until the note is paid in full. In connection with the promissory note, we issued the Regents of the University of Minnesota warrants to purchase 80,000 shares of our common stock at an exercise price of $1.69. As of December 31, 2021 and 2020, the principal outstanding on this loan was $83,849 and $172,731, respectively.

In May 2015, we entered into a loan agreement with the Minnesota Department of Employment & Economic Development under which we borrowed $250,000. The loan is unsecured and does not bear interest. The loan is due in a lump sum payment on April 1, 2022. As of both December 31, 2021 and 2020, the balance outstanding on this loan was $250,000.

In October 2018, we entered into a lease agreement for certain lab equipment, which is being accounted for as a capitalized lease. The total cost of the equipment was $102,026. The lease bears interest at 7.2% per annum and we will make 60 payments in total of $1,863 until the lease is paid in full. As of December 31, 2021 and 2020, the amount outstanding on the lease was $38,271 and $57,127, respectively. The lease is secured by the lab equipment.

In January 2019, we issued the University a promissory note in the amount of $385,997 in satisfaction of our minimum royalty obligation under the EPLA for the year ended December 31, 2018. The note bears interest at 6% per annum and is due on January 31, 2025. In addition, we issued the University a 10-year warrant to purchase 20,587 shares of our common stock at an exercise price of $3.75 per share. As of December 31, 2021 and 2020, the principal outstanding on this loan was $385,997.

On March 6, 2020, we entered into a note and warrant purchase agreement (the “Cheshire Purchase Agreement”) with Cheshire MD Holdings, LLC (“Cheshire”), an affiliate of DaVita Inc., under which we received a bridge financing of $6,000,000. In connection with the Cheshire Purchase Agreement, we issued a $6,000,000 convertible promissory note (the “Cheshire Note”) to Cheshire and issued Cheshire a warrant to purchase up to $750,000 of shares of our preferred stock. The Cheshire Note was unsecured and had a maturity date of September 6, 2021. The Cheshire Note bore interest at 5% per annum through and until May 1, 2020, at which time the interest rate increased to 7%. The interest rate increased by an additional 2% on the first day of each subsequent month (beginning on June 1, 2020) prior to the maturity date, provided that the interest rate shall not exceed 20%. As of December 1, 2020, the interest rate reached the maximum of 20%. Under the Cheshire Purchase Agreement, as long as the Cheshire Note remained outstanding, the Company was required to issue to Cheshire additional warrants on the first date of each month beginning on May 1, 2020, to purchase up to $75,000 of shares of our preferred stock. In June 2021, the Note and all accrued interest was converted to 956,887 shares of the Company’s Series C Convertible Preferred Stock. As of December 31, 2021 and 2020, the balance outstanding on the loan was $0 and $6,000,000, respectively.

On April 16, 2020, we issued an unsecured promissory note for $563,397 under the Paycheck Protection Program through the U.S. Small Business Administration (“SBA”), as part of the Coronavirus Aid, Relief and Economic Security Act, which was fully guaranteed by the SBA. The promissory note bore interest at 1% per annum and was scheduled to become due on April 16, 2022. Under the terms of the note, some or all of the debt could be forgiven based upon our use of the funds. We received notification from the bank that held the promissory note in March 2021 that $513,520 had been forgiven, and in August 2021 we received notification that the remaining amount due on the note of $49,877 had been forgiven. As of December 31, 2021 and 2020, the balance outstanding on the loan was $0 and $563,397, respectively.

In June 2021, we completed our IPO through which we issued and sold 5,520,000 shares of common stock at $9.00 per share. In connection with the IPO, we raised $44,528,060, after deducting the underwriting discount and offering expenses payable by us.

In July 2021, we signed a lease agreement for a piece of equipment that is being accounted for as a capitalized lease. The total cost of the equipment was $44,251. The lease bears interest at 5.0% and we will make 24 monthly payments in total of $1,941 until the lease is paid in full. As of December 31, 2021, the amount outstanding on the lease was $33,597. The lease is secured by the piece of equipment.

In September 2021, we signed a lease agreement for a piece of equipment that is being accounted for as a capitalized lease. The total cost of the equipment was $43,517. The lease bears interest at 6.8% and we will make 36 monthly payments in total of $1,337 until the lease is paid in full. As of December 31, 2021, the amount outstanding on the lease was $38,937. The lease is secured by the piece of equipment.

We will continue to incur additional costs of operating as a public company. Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least the next twelve months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common equity or debt securities, or enter into a new credit facility. If we raise additional funds by issuing equity securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity or debt financing will be available on terms favorable to us or our stockholders, or at all. If we are unable to obtain adequate financing we may be required to delay the development, commercialization and marketing of our product candidates.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(14,809,229)	$(8,037,751)
Investing activities	(1,383,116)	2,876,834
Financing activities	65,359,581	6,355,298
Net increase in cash and cash equivalents	$49,167,236	$1,194,381

Operating Activities

Net cash used in operating activities consisted of net losses adjusted for certain non-cash items and changes in operating assets and liabilities.

During the year ended December 31, 2021, net cash used in operating activities was $14,809,229 and reflected (i) the net loss of $14,670,756, (ii) net non-cash items of ($1,577,238), including a gain on sale of stock of $1,983,912 and $563,397 related to the forgiveness of a paycheck protection program loan, partially offset by $622,159 of stock-based compensation, $167,907 of depreciation and amortization, $223,633 in equity loss in affiliate, and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $1,438,765. The most significant item comprising the changes in balances of operating assets and liabilities was a higher balance of accounts payable and accrued expenses of $1,066,718.

During the year ended December 31, 2020, net cash used in operating activities was $8,037,751 and reflected (i) the net loss of $10,309,568, (ii) net non-cash items of $1,210,564, including $644,854 of stock-based compensation, $170,365 of depreciation and amortization, $2,358,392 in equity loss in affiliate, offset by a gain on sale of stock of $2,123,113, and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $1,061,253. The most significant item comprising the changes in balances of operating assets and liabilities was a higher balance of accrued interest of $637,203.

Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $1,383,116, driven by purchases of property and equipment of $3,383,116 that was partially offset by the sale of Reprise stock that provided $2,000,000 of cash.

For the year ended December 31, 2020, net cash provided by investing activities was $2,876,834. The sale of Reprise stock provided $3,000,000 of cash, offset by $123,166 of property and equipment purchases.

Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $65,359,581, primarily driven by the sale of common and preferred stock.

For the year ended December 31, 2020, net cash provided by financing activities was $6,355,298, primarily driven by the net proceeds from the issuance of long-term debt.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operation is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to estimates based on judgments include, but are not limited to; the valuation of options and warrants to purchase capital stock and the determination of the valuation allowance associated with deferred tax assets. Actual results could differ from these estimates and such differences could affect the results of operations in future periods.

Our significant accounting policies are described in Note 1 to our audited financial statements in Part II, Item 8 of this Form 10-K. Some of these accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our financial statements.

Stock-Based Compensation

Stock Options

We recognize compensation costs related to stock options granted to employees and non-employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is expensed on a straight-line basis over the vesting period of the respective award.

As a result of our Black-Scholes option fair value calculations, we recognized stock-based compensation expense of $514,318 and $655,443 for stock options during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, total compensation cost related to unvested stock options not yet recognized in the financial statements was $1,433,087, which will be recognized over the next four years. We expect to continue to grant stock options in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which help us determine the estimated fair value of stock-based awards, including the expected term and the price volatility of the underlying stock. These assumptions include:

●	Expected Term: The expected term represents the period for which our stock-based awards are expected to be outstanding and is based on analyzing the vesting and contractual terms of the options and the holders’ historical exercise patterns and termination behavior.
●	Volatility: We used an average historical stock price volatility of comparable public companies that were deemed to be representative of future stock price trends, as we have limited history for our common stock.
●	Risk-Free Interest Rate: We base the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of grant.
●	Expected Dividends: We have not paid and do not anticipate paying any dividends in the near future.

In addition to the assumptions used in the Black Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.

The estimated grant date fair values of the employee and non-employee stock options were based on the following weighted-average assumptions:

	2021	2020
Expected life (years)	6.0	5.7
Risk-free interest rate	1.23%	0.63%
Expected dividend yield	—	—
Expected volatility	40.0%	35.0%

Prior to our IPO on June 23, 2021, and in accordance with the American Institute of Certified Public Accountants, or AICPA, Practice Aid, Valuation of Privately-held-Company Equity Securities issued as Compensation (the AICPA Practice Aid) our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock.

Significant Factors, Assumptions and Methodologies Used in Determining the Estimated Fair Value of Our Common Stock

Prior to our IPO on June 23, 2021, the exercise price of our stock options and the estimated fair value of the common stock underlying the options was determined by our board of directors with input from management, after taking into account the relevant valuations from an independent third-party valuation specialist. The board of directors utilized the fair values of the common stock derived in the third-party valuations as a factor to set the exercise prices for options granted, however management and our board of directors assume full responsibility for the estimates. Our board of directors determined the estimated fair value of our common stock on the date of each grant based on a number of objective and subjective factors, including:

●	the superior rights and preferences of the convertible preferred stock relative to those of our common stock, including the liquidation preferences of the convertible preferred stock;
●	our operating results and financial condition, including our levels of available capital resources;
●	material risks related to our business;
●	the lack of liquidity of our common stock as a private company and the state of the IPO offering market for similarly situated private companies;
●	the estimated likelihood of achieving a liquidity event such as an IPO and valuation conditions on our ability to go public;
●	the results of research and development activities;
●	external market conditions affecting the life sciences industry sector;
●	the valuation of publicly traded companies in the life sciences sector;
●	valuations performed by an independent third party; and
●	general U.S. economic conditions, including stock volatility and interest rates.

Our board of directors intended all options granted to be exercisable at a price per share not less than fair market value of the shares of our stock underlying those options on their respective dates of grant.

There are significant judgments and estimates inherent in the determination of the estimated fair value of our common stock. These judgments and estimates include assumptions regarding our future operating performance, the time to a liquidity event, or other event and the determination of the appropriate valuation methods. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share could have been significantly different.

After completion of our IPO on June 23, 2021, the fair value of our common stock is based on the closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

Restricted Stock Units

We recognize compensation costs related to restricted stock units granted to employees and directors based on the grant date fair value and they are expensed on a straight-line basis over the vesting period of the respective award.

We recognized stock-based compensation expense of $107,841 for restricted stock units during the year ended December 31, 2021. As of December 31, 2021, total compensation cost related to unvested restricted stock units not yet recognized in the financial statements was $317,619, which will be recognized over the next four years. We expect to continue to grant restricted stock units in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Research and Development Expenses

Our research and development expenses consist primarily of engineering, product development, consulting services, materials, depreciation and other costs associated with products and technologies in development. These expenses include employee and non-employee compensation, including stock-based compensation, supplies, materials, consulting, related travel expenses and facility costs. We charge expenditures for research and development activities to operations as they are incurred.

Equity Method Investment

We account for our equity investments in 20% to 50%-owned companies under the equity method as the Company can exercise significant influence, but not control, over such investments. The equity method requires that gains (losses) are recognized in other income (expense), net in the statements of operations. A gain on equity investment in Reprise resulted from recording the fair value of the Company’s investment in Reprise upon losing a controlling interest in the

Company on June 30, 2019. We recorded the equity method share of losses in Reprise for the years ended December 31, 2021 and 2020 in the statements of operations. Even though our ownership dropped below 20% on November 15, 2020, the Company still had significant influence over the activities of Reprise due to common board members. We sold our remaining ownership of Reprise in March 2021 (see Note 4 to the Financial Statements contained in Item 8 of this Form 10-K).

License Revenue

We recognize revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”).

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) each performance obligation is satisfied.

For our agreements that include sales-based royalties and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur after the minimum guarantee is satisfied, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We assess the collectability of the consideration and only recognize revenue when the collectability of the consideration is deemed probable. We re-assess the collectability of the consideration on a periodic basis, typically quarterly, and recognize revenue deemed probable of being collected.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

See Note 1 to the Financial Statements contained in Item 8 of this Form 10-K for a discussion of recent accounting pronouncements.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. We have elected this exemption to delay adopting new or revised accounting standards.

We will remain an emerging growth company until the earlier of (1) December 31, 2026, the fiscal year-end following the fifth anniversary of our IPO, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.07 billion, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company,

●	we may present only two years of audited financial statements, plus unaudited condensed financial statements for any interim period, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K;
●	we may avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
●	we may provide reduced disclosure about our executive compensation arrangements; and
●	we may not require stockholder non-binding advisory votes on executive compensation or golden parachute arrangements.

We have elected to take advantage of certain of the reduced disclosure obligations in our filings with the SEC and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (1) the market value of our stock held by nonaffiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item 7A.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplemental financial information required by this Item 8 are included on the pages immediately following the Index to Financial Statements appearing on F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.

In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021 based on Internal Control–Integrated Framework (2013) issued by the COSO.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirement.

Changes in Internal Control Over Financial Reporting.

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in the definitive proxy statement for our annual meeting of stockholders (the “Proxy Statement”) under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters,” “Submission of Stockholder Proposals and Nominations” and, if any, “Delinquent Section 16(a) Reports,” is incorporated herein by reference.

Information about our Executive Officers

As of the date of this Form 10-K, the following individuals were executive officers of the Company:

Name	Age	Position(s)
Jeffrey Ross	46	Chief Executive Officer and Director
James Douglas	49	Chief Financial Officer
Brian Niebur	58	Vice President of Finance
Laji Kattungal	51	Vice President of Quality

Jeffrey Ross, Ph.D. Dr. Ross has been our Chief Executive Officer since 2017 and has served on our board of directors since October 2019. Prior to serving as our Chief Executive Officer, Dr. Ross was our Vice President of Product Development from 2010 to 2017. Dr. Ross started his industry career at Guidant leading a biologics group for new cardiovascular therapies. Following his work at Guidant, he worked at Athersys assisting with the commercialization and scale up of stem cell technologies. He then served as Director of Research and Commercial Development of Biologics at SurModics. Dr. Ross has over 30 published and issued patents along with leading publications in Nature and the Journal of Clinical Investigation. He holds a M.S. in Biomedical Engineering and a Ph.D. in Molecular, Cellular and Developmental Biology, from the University of Minnesota.

James M. Douglas Mr. Douglas has been our Chief Financial Officer since March 2022, with over 25 years of experience in investment banking, industry, and public accounting. Prior to joining the Company, Mr. Douglas was the Managing Director at Piper Sandler in the healthcare investment banking group, advising biotechnology and medical technology companies on mergers and acquisitions and financing transactions, as well as providing a broad range of strategic guidance. Prior to his work at Piper Sandler, Mr. Douglas worked at Abbott Laboratories in the corporate financial planning division and global pharmaceutical operations division (now AbbVie). Before his work at Abbott Laboratories, Mr. Douglas worked at PricewaterhouseCoopers providing audit and transaction services. Mr. Douglas holds a Bachelor’s degree in Accounting from the University of Wisconsin – Milwaukee and a M.B.A. specializing in analytical finance and marketing from the J.L. Kellogg School of Management at Northwestern University. He is also a certified public accountant (inactive).

Brian Niebur. Mr. Niebur has been our Vice President of Finance since March 2022. Prior to serving as Vice President of Finance, Mr. Niebur was our Chief Financial Officer since 2016 to March 2022. Prior to joining the Company, he was the chief financial officer of Entrprize Corp. from 2002 to 2016. From 2000 to 2016, he served as the vice president and controller of Wyncrest Capital, Inc., a privately-held venture capital firm, where he led the financial departments of various private and publicly-held corporations. Mr. Niebur has a B.A. in Accounting from the University of Minnesota and is a certified public accountant (inactive).

Laji Kattungal. Mr. Kattungal joined us as our Vice President of Quality in July 2020, with over 20 years of experience in the Biopharmaceutical industry. Prior to joining the Company, Mr. Kattungal held positions of increasing responsibilities within Quality in small and large biotech companies, including, most recently, as the leader of the Quality departments at Nuvation Bio from 2019 to 2020 and at Sanbio from 2018 to 2019. At Sanbio, he was part of the team that enabled key regulatory milestones, including obtaining the Sakigake, RMAT and Prime status for SB 623, a cell-based investigational product which is expected to trigger the brain’s natural regenerative ability to recover lost motor functions. Prior to his work at Sanbio, Mr. Kattungal worked in Quality at Orexigen from 2017 to 2018, Medivation from 2013 to 2017, Jazz Pharmaceuticals from 2010 – 2012, Medimmune from 2008 – 2010 and Amgen from 2003 – 2007. As a seasoned Quality professional, Mr. Kattungal has successfully built and managed wide-ranging and robust Quality organizations and programs for maintaining internal and external compliance. He has provided Quality guidance for all phases of product development — bench to market, including preclinical, early and late phase clinical trials and market launch of Biopharmaceutical products. Mr. Kattungal holds a B.S. in Biology from the University of Michigan in Ann Arbor.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to all of our directors, officers and employees. The code of business conduct and ethics covers fundamental ethics and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property and information and compliance with legal and regulatory requirements. Our code of business conduct and ethics is available on the investor relations section of our website at www.miromatrix.com. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website to the extent required by applicable rules and exchange requirements.

Item 11. Executive Compensation.

The information in the Proxy Statement appearing under the captions “Executive Compensation” and “Corporate Governance and Board Matters — Compensation of Non-Employee Directors” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the Proxy Statement appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information appearing in the Proxy Statement under the captions “Certain Relationships and Related-Party Transactions” and “Corporate Governance and Board Matters” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information regarding principal accountant fees and services appearing under the caption “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a) Financial Statements, Financial Statement Schedules, and Exhibits.

(1) Financial Statements

The following financial statements are filed as part of this Form 10-K:

(2) Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and notes thereto identified above.

(3) Exhibits

Exhibit No.	Description	Reference
3.1	Second Amended and Restated Certificate of Incorporation of Miromatrix Medical Inc.	Filed herewith.
3.2	Amended and Restated Bylaws of Miromatrix Medical Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed June 28, 2021.
4.1	Description of Securities of Miromatrix Medical Inc.	Filed herewith.
10.1	Multi-Tenant Industrial Triple Net Lease, dated August 2, 2021, by and between Miromatrix Medical Inc. and B9 Polar Prairie Oaks Corporate LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 5, 2021.
10.2	Exclusive Patent License Agreement, dated February 4, 2010, by and between Miromatrix Medical Inc. and the University of Minnesota	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.3	First Amendment to Exclusive Patent License Agreement, dated November 17, 2010, by and between Miromatrix Medical Inc. and the University of Minnesota	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.4	Second Amendment to Exclusive Patent License Agreement, dated March 12, 2013, by and between Miromatrix Medical Inc. and the University of Minnesota	Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.5	Third Amendment to Exclusive Patent License Agreement, dated December 11, 2014, by and between Miromatrix Medical Inc. and the University of Minnesota	Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.6	Fourth Amendment to Exclusive Patent License Agreement, dated September 15, 2016, by and between Miromatrix Medical Inc. and the University of Minnesota	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.

Exhibit No.	Description	Reference
10.7	Fifth Amendment to Exclusive Patent License Agreement, dated February 21, 2021, by and between Miromatrix Medical Inc. and the University of Minnesota	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.8	License Agreement, dated January 1, 2011, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.9	License Agreement, dated September 15, 2013, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.10	License Agreement, dated December 1, 2014, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.11	First Amendment to the License Agreement, dated September 20, 2016, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.12	Second Amendment to the License Agreement, dated September 12, 2017, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.13	Third Amendment to the License Agreement, dated February 21, 2017, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.14	Fourth Amendment to the License Agreement, dated January 24, 2018, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.15	Fifth Amendment to the License Agreement, dated May 12, 2019, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.16	Sixth Amendment to the License Agreement, dated February 28, 2020, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.17	Seventh Amendment to the License Agreement, dated February 26, 2021, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.18	Eighth Amendment to the License Agreement, dated July 5, 2021, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed November 15, 2021.
10.19	Sub-License Agreement, dated October 1, 2013, by and between Miromatrix Medical Inc. and Texas Heart Institute	Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.20	First Amendment to Sub-License Agreement, dated April 1, 2014, by and between Miromatrix Medical Inc. and Texas Heart Institute	Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.21	Second Amendment to Sub-License Agreement, dated September 25, 2018, by and between Miromatrix Medical Inc. and Texas Heart Institute	Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.

Exhibit No.	Description	Reference
10.22	Patent and Know-How License Agreement, dated June 30, 2019, by and between Miromatrix Medical Inc. and Reprise Biomedical Inc.	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.23	First Amendment to Patent and Know-How License Agreement, dated October 3, 2019, by and between Miromatrix Medical Inc. and Reprise Biomedical Inc.	Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.24	Second Amendment to Patent and Know-How License Agreement, dated February 22, 2021, by and between Miromatrix Medical Inc. and Reprise Biomedical Inc.	Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.25*	Employment Agreement, dated August 31, 2021, by and between Miromatrix Medical Inc. and Jeff Ross	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 3, 2021.
10.26*	Employment Agreement, dated August 31, 2021, by and between Miromatrix Medical Inc. and Brian Niebur	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed September 3, 2021.
10.27*	Employment Agreement, dated March 1, 2022, by and between Miromatrix Medical Inc. and James M. Douglas	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 1, 2022.
10.28*	Form of Director and Officer Indemnification Agreement	Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.29*	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed November 15, 2021.
10.30*	Miromatrix Medical Inc. 2010 Stock Incentive Plan	Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.31*	Miromatrix Medical Inc. 2019 Stock Incentive Plan	Incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.32*	Miromatrix Medical Inc. 2021 Stock Incentive Plan	Incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.33*	Miromatrix Medical Inc. 2021 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.34*	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan	Incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.35*	Form of Incentive Stock Option Agreement under the 2019 Stock Incentive Plan	Incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.36*	Form of Director Non-Qualified Stock Option Agreement under the 2021 Stock Incentive Plan	Incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.37*	Form of Employee Non-Qualified Stock Option Agreement under the 2021 Stock Incentive Plan	Incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.38*	Form of Director Restricted Stock Unit Award Agreement under the 2021 Stock Incentive Plan	Incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.

Exhibit No.	Description	Reference
10.39*	Form of Employee Restricted Stock Unit Award Agreement under the 2021 Stock Incentive Plan	Incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.40	Nineth Amendment to the License Agreement, dated October 21, 2021, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Filed herewith.
23.1	Consent of Baker Tilly US, LLP	Filed herewith.
24.1	Power of Attorney	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
101

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements

Filed herewith.
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed herewith.
*	This exhibit is a management contract or compensatory plan or agreement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2022.

MIROMATRIX MEDICAL INC.

By:	/s/ Jeffrey Ross
Jeffrey Ross Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2022.

/s/ Jeffrey Ross	/s/ James M. Douglas
Jeffrey Ross, Chief Executive Officer and Director (Principal Executive Officer)	James M. Douglas, Chief Financial Officer (Principal Financial and Accounting Officer)

*	*
Paul Buckman, Chairman of the Board and Director	William P. Burke, Director

*	*
John Erb, Director	Lisa Wipperman Heine, Director

*
Peter Maag, Director
*	Jeffrey Ross, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ Jeffrey Ross
Jeffrey Ross, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTRERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Miromatrix Medical Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Miromatrix Medical Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations, shareholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2015.

Minneapolis, Minnesota

March 30, 2022

MIROMATRIX MEDICAL INC.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$52,811,531	$4,444,395
Restricted cash	800,100	—
Receivable from Reprise Biomedical, Inc.	17,819	15,202
Grant receivable	—	100,000
Tenant improvement allowance receivable	1,256,950	—
Prepaid expenses and other current assets	450,873	130,576
Total current assets	55,337,273	4,690,173
Property and equipment, net	5,591,726	324,534
Investment in Reprise Biomedical, Inc.	—	239,721
Total assets	$60,928,999	$5,254,428
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and capital lease obligations	$391,886	$6,413,733
Current portion of deferred royalties	488,368	—
Accounts payable	2,094,854	130,160
Current portion of tenant improvement obligation	160,462	—
Accrued interest expense	—	612,705
Embedded derivative liability	—	246,962
Accrued expenses	1,428,622	760,889
Total current liabilities	4,564,192	8,164,449
Deferred royalties, net of current portion	491,733	488,368
Long-term debt and capital lease obligations	438,765	928,623
Deferred rent	207,204	—
Tenant improvement obligation, net of current portion	1,029,629	—
Accrued interest	71,592	45,691
Total liabilities	6,803,115	9,627,131
Commitments and contingencies
Mezzanine equity:
Convertible preferred stock – Series B-2, par value $0.00001; 0 shares authorized, issued and outstanding as of December 31, 2021 and 2,500,000 shares authorized; 2,095,874 issued and outstanding as of December 31, 2020 (Liquidation preference $0 and $15,719,055, respectively)	—	15,670,097
Convertible preferred stock – Series B, par value $0.00001; 0 shares authorized, issued and outstanding as of December 31, 2021 and 4,000,000 shares authorized; 3,218,282 issued and outstanding as of December 31, 2020 (Liquidation preference $0 and $24,137,115, respectively)	—	23,865,732
Convertible preferred stock – Series A, par value $0.00001; 0 shares authorized, issued and outstanding as of December 31, 2021 and 3,300,000 shares authorized; 3,000,380 issued and outstanding as of December 31, 2020 (Liquidation preference $0 and $7,500,950, respectively)	—	7,125,661
Shareholders’ equity (deficit):
Common stock, par value $0.00001; 190,000,000 shares authorized; 20,385,645 issued and outstanding as of December 31, 2021 and 30,000,000 shares authorized; 2,185,822 issued and outstanding as of December 31, 2020	204	22
Additional paid-in capital	128,177,594	8,346,943
Accumulated deficit	(74,051,914)	(59,381,158)
Total shareholders’ equity (deficit)	54,125,884	(51,034,193)
Total Liabilities, Mezzanine Equity and Shareholders’ Equity (Deficit)	$60,928,999	$5,254,428

The accompanying notes are an integral part of these financial statements.

MIROMATRIX MEDICAL INC.

STATEMENTS OF OPERATION

	Year Ended
	December 31,
	2021	2020

Licensing revenue	$33,066	$46,530
Cost of goods sold	500,000	500,000
Gross loss	(466,934)	(453,470)
Operating expenses:
Research and development	10,750,500	7,280,798
Regulatory and clinical	551,494	265,885
Quality	547,129	149,199
General and administration	4,643,473	2,109,196
Total operating expenses	16,492,596	9,805,078
Operating loss	(16,959,530)	(10,258,548)
Interest income	1,973	8,733
Interest expense	(613,882)	(656,552)
Loss on disposal of property and equipment	(5,459)	—
Amortization of discount on note	(62,638)	(108,620)
Change in fair value of derivative	246,962	(51,446)
Research grants	393,034	992,144
Equity loss in affiliate	(223,633)	(2,358,392)
Gain on sale of equity investment	1,983,912	2,123,113
Gain on debt extinguishment	568,505	—
Net loss	$(14,670,756)	$(10,309,568)
Net loss per share, basic and diluted	$(1.28)	$(4.76)
Weighted average shares used in computing net loss per share, basic and diluted	11,484,598	2,165,105

The accompanying notes are an integral part of these financial statements.

MIROMATRIX MEDICAL INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Pain-In	Accumulated	Shareholders’
	Shares	Amounts	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	2,075,822	21	7,638,190	(49,071,590)	(41,433,379)
Stock-based compensation expense	—	—	644,854	—	644,854
Exercise of stock options	65,000	1	7,649	—	7,650
Exercise of stock warrants	45,000	—	56,250	—	56,250
Net loss	—	—	—	(10,309,568)	(10,309,568)
Balance at December 31, 2020	2,185,822	22	8,346,943	(59,381,158)	(51,034,193)
Stock-based compensation expense	—	—	622,159	—	622,159
Exercise of stock options	462,866	5	903,575	—	903,580
Exercise of stock warrants	127,886	1	71,474	—	71,475
Conversion of preferred stock to common stock	11,092,314	111	66,553,049	—	66,553,160
Note payable and accrued interest converted to common stock	996,757	10	7,152,389	—	7,152,399
Sale of common stock, net of expenses	5,520,000	55	44,528,005	—	44,528,060
Net loss	—	—	—	(14,670,756)	(14,670,756)
Balance at December 31, 2021	20,385,645	$204	$128,177,594	$(74,051,914)	$54,125,884

The accompanying notes are an integral part of these financial statements.

MIROMATRIX MEDICAL INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(14,670,756)	$(10,309,568)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	167,907	170,365
Stock-based compensation	622,159	644,854
Loss on disposal of property and equipment	5,459	—
Deferred rent	207,204	—
Amortization of tenant improvement allowance	(66,859)	—
Amortization of discount on note	62,638	108,620
Change in fair value of derivative	(246,962)	51,446
Gain on debt extinguishment	(568,505)	—
Equity loss in affiliate	223,633	2,358,392
Gain on sale of equity investment	(1,983,912)	(2,123,113)
Changes in operating assets and liabilities:
Accounts receivable	—	42,175
Receivable from Reprise Biomedical, Inc	(2,617)	213,049
Grant receivable	100,000	157,380
Prepaid expenses	(320,297)	(35,474)
Other assets	—	26,156
Accounts payable and accrued expenses	1,066,718	(467,604)
Accrued interest	594,961	637,203
Accrued expenses - long term	—	488,368
Net cash used in operating activities	(14,809,229)	(8,037,751)
Cash flows from investing activities:
Proceeds from sale of equity-method investment	2,000,000	3,000,000
Purchases of property and equipment	(3,383,116)	(123,166)
Net cash (used in) provided by investing activities	(1,383,116)	2,876,834
Cash flows from financing activities:
Payments on long-term debt	(122,771)	(271,999)
Proceeds from long-term debt	87,567	6,563,397
Proceeds from sale of common stock, net	44,528,060	—
Proceeds from sale of preferred stock, net	19,891,670	—
Proceeds from stock warrants exercise	71,475	56,250
Proceeds from stock options exercise	903,580	7,650
Net cash provided by financing activities	65,359,581	6,355,298
Increase in cash and cash equivalents	49,167,236	1,194,381
Cash, cash equivalents and restricted cash at beginning of period	4,444,395	3,250,014
Cash, cash equivalents and restricted cash at end of period	$53,611,631	$4,444,395

Cash and cash equivalents	$52,811,531	$4,444,395
Restricted cash	800,100	—
Cash, cash equivalents and restricted cash at end of period	$53,611,631	$4,444,395

Supplemental disclosure of cash flow information:
Purchases of property and equipment in accounts payable and accrued expenses	$2,057,443	$—
Interest paid	$22,453	$19,349

Supplemental disclosure of non-cash financing activities:
Forgiveness of paycheck protection program loan	$568,505	$—

The accompanying notes are an integral part of these financial statements.

MIROMATRIX MEDICAL INC.

Notes to the Financial Statements

NOTE 1 — DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company is a life sciences company pioneering a novel technology for bioengineering fully transplantable organs to help save and improve patients’ lives. Founded in 2009, the Company is one of a small group of companies at the forefront of developing alternatives to human-donor organ transplants, and within this small group of companies there are important differences between the technologies being developed. The Company’s proprietary technology is a scalable platform that uses a two-step method of decellularization and recellularization designed to remove the porcine cells from the organs obtained from pigs and replace them with unmodified human cells. The Company’s initial development focus is on bioengineering livers and kidneys, and the Company’s technology platform is also applicable to bioengineering other organs including, hearts, lungs and pancreases. The Company has collaborations with the Mayo Clinic, Mount Sinai Health System and the Texas Heart Institute, and have received strategic investments from Baxter International, Inc., CareDx, Inc. and DaVita, Inc.

Basis of Preparation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to annual reports of companies filing as a smaller reporting company.

In the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operation, stockholders’ equity and cash flows for the presented periods. The Company has evaluated subsequent events occurring after the date of the financial statements for events requiring recording or disclosure in the consolidating financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining balances in excess of the federally insured limits. As of December 31, 2021 and 2020, the Company had $49,577,583 and $1,575,720, respectively, invested in money market funds which are classified as a Level 1 fair valued measured asset since these funds are traded on a regular basis.

Equity Method Investments

Investments in 20% to 50%-owned companies are accounted for under the equity method as the Company can exercise significant influence, but not control, over such investments. The equity method requires that gains (losses) are recognized in other income (expense), net in the statements of operations. The Company spun out the Acellular Business to Reprise Biomedical, Inc. (“Reprise”) on June 30, 2019, retaining a 45% ownership in Reprise. In November 2020, the Company’s ownership decreased to 18%. Even though the Company’s ownership dropped below 20% in November 2020, the Company still had significant influence over the activities of Reprise due to common board members. In March 2021, the Company sold its remaining ownership interest in Reprise.

A gain on equity investment in Reprise resulted from recording the fair value of the Company’s investment in Reprise upon losing a controlling interest in the Company on June 30, 2019. The Company recorded its equity method share of losses in Reprise from January 1, 2020 to December 31, 2020 and from January 1, 2021 to March 15, 2021 in the statements of operations (see Note 4).

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of related assets which range from three to five years for machinery and equipment. Leasehold improvements and tenant improvements are depreciated over the shorter of the useful life or the term of the lease. Maintenance, repairs and minor renewals are expensed when incurred. Depreciation and amortization expense related to research and development, such as certain leasehold improvements and lab equipment is presented in research & development expenses in the statements of operations.

Patents

Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents resulting in probable future economic benefits to the Company and are included in general & administration expenses on the statements of operations.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (ASC 606), which the Company adopted effective January 1, 2019. The Company recognizes revenue for product sales when its customers obtain control of the products, which occurs at a point in time, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) each performance obligation is satisfied.

For agreements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur after the minimum guarantee is satisfied, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company assesses the collectability of the consideration and only recognizes revenue when the collectability of the consideration is deemed probable. The Company re-assesses the collectability of the consideration on a periodic basis, typically quarterly, and recognizes revenue deemed probable of being collected.

Cost of Goods Sold

Cost of goods sold consists of royalty expenses.

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

The valuation model used for calculating the fair value of awards for stock-based compensation expense is the Black-Scholes option-pricing model (the “Black-Scholes model”). The Black-Scholes model requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted average period of time that the options granted are expected to be outstanding), the volatility of common stock and an assumed risk-free interest rate. The Company uses the “simplified method” to determine the expected term of the stock option. Volatility is based on an average of the historical volatilities of the common stock of publicly-traded companies with characteristics similar to those of the Company. The risk-free rate is based on the United States (“U.S.”) Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future. Potential forfeitures of awards are estimated based on the Company’s historical forfeiture experience. The estimate of forfeitures will be adjusted over the service period to the extent that actual forfeitures differ, or are expected to differ, from prior estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and accounts payable. Historically, the Company’s credit losses have been insignificant.

Income Taxes

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2021 and 2020, the Company did not have any material uncertain tax positions.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. The Company provides for deferred taxes at the enacted tax rate that is expected to apply when the temporary differences reverse. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

The Company has elected to recognize interest on tax deficiencies as interest expense and income tax penalties as general & administration expense. For the years ended December 31, 2021 and 2020, the Company recognized no interest or penalties.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because we have reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of stock options and warrants were antidilutive in those periods (see Note 14).

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. This guidance removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for smaller reporting companies for the fiscal years beginning after December 15, 2023. Early adoption is permitted for fiscal years beginning after December 15, 2020, but an entity must early adopt the guidance at the beginning of the fiscal year. The Company elected to early adopt ASU 2020-06 effective January 1, 2021. The Company determined that the conversion feature of the preferred stock did not need to be bifurcated under ASC 815 and therefore was accounted for as single units of mezzanine equity.

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. During 2018, the FASB also issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, which addresses narrow aspects of the guidance originally issued in ASU No. 2016-02; ASU 2018-11, “Targeted Improvements”, which provides entities with an additional (and optional) transition method whereby an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component. During 2019, the FASB also issued ASU No. 2019-01, which clarified Topic 842’s interim disclosure requirements and amend certain industry-specific guidance related to determining the fair value of leased assets and the cash flow presentation of principal payments received under sales-type and direct finance leases. Topic 842 (as amended) is effective for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company will adopt the new standard effective January 1, 2022 using the modified retrospective approach. As a result of adopting the new standard, the Company will recognized right-of-use assets of approximately $1.9 million and lease liabilities of approximately $2.0 million as of January 1, 2022. The difference between the amount of right-of-use assets and lease liabilities includes a tenant improvement allowance. The adoption of the new standard is not expected to have a material impact on net income or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” In November 2018, the FASB issued an updated, ASU 2018-19, that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted are trade and other receivables, held-to-maturity debt securities, loans and other instruments. There are various transition methods available upon adoption. As an emerging growth company, the Company is permitted to defer adoption until the non-public company adoption date of annual periods started after December 15, 2022. The Company is currently evaluating the impact of adoption on its financial statements.

NOTE 2 — INITIAL PUBLIC OFFERING

In June 2021, the Company completed the IPO in which the Company sold 5,520,000 shares of its common stock at a price to the public of $9.00 per share, which included the sale of 720,000 shares of common stock as a result of the full exercise of the underwriter’s overallotment option. The Company received proceeds of $49,679,945, excluding underwriting discounts and commissions, which was recorded to additional paid-in capital. The Company’s common stock commenced trading on the Nasdaq Capital Market on June 24, 2021 under the trading symbol “MIRO.”

Upon the closing of the IPO, all shares of the then-outstanding convertible preferred stock were converted on their respective terms into a total of 12,139,071 shares of common stock. This resulted in a reclassification of $73,705,437 to additional paid-in capital.

Offering costs incurred by the Company were $1,707,673, excluding underwriting commissions and discounts, which were recorded to additional paid-in capital. The Company issued the underwriter in the IPO a warrant to purchase up to 276,000 shares of its common stock.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,	December 31,
	2021	2020
Lab equipment	$1,549,416	$1,480,952
Leasehold improvements	3,239,307	310,225
Furniture and fixtures & computers	1,671,793	112,302
	6,460,516	1,903,479
Less accumulated depreciation and amortization	(868,790)	(1,578,945)
	$5,591,726	$324,534

Depreciation and amortization expense was $167,907 and $170,365 for the years ended December 31, 2021 and 2020, respectively.

NOTE 4 — EQUITY METHOD INVESTMENT

The Company previously manufactured and sold acellular medical devices in the hernia mesh and wound care markets through a separately identifiable business unit (the “Acellular Business”). On June 30, 2019, the Acellular Business was spun-out to Reprise. At the time of the spin-out the common stock of Reprise was valued at $1.00 per share and therefore the Company recognized a gain of $4,495,500 on its Reprise common stock holdings. At the time of the spin-out and until November 15, 2020, the Company owned 4,500,000 shares of common stock of Reprise, which represented 45% ownership in Reprise. In November 2020, the Company sold 2,700,000 shares of common stock of Reprise for $3,000,000 and retained an 18% ownership interest in Reprise. The Company sold its remaining shares of Reprise in March 2021 for $2,000,000.

As of December 31, 2020, the Company had an investment in Reprise that it accounts for under the equity method (see Note 1). The Company considers its investment in Reprise to be significant to its income as of December 31, 2020. Financial information from the financial statements of Reprise are summarized as follows:

	March 15,	December 31,
	2021	2020
Current assets	$—	$4,309,045
Total assets	$—	$5,312,350
Current liabilities	$—	$2,534,673
Non-current liabilities	$—	$489,785
Shareholders’ equity	$—	$2,287,892
Miromatrix Medical Inc. share of shareholders’ equity	$—	$411,821

	Period Ended	Year Ended
	March 15,	December 31,
	2021	2020

Net sales	$93,985	$704,867
Gross margin (loss)	$47,708	$(61,155)
Net loss	$(1,376,522)	$(6,389,453)
Miromatrix Medical Inc. share of net loss	$(223,633)	$(2,358,392)

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	December 31,	December 31,
	2021	2020
Wages	$704,502	$217,825
Facility costs	242,892	—
Supplies	127,505	—
Taxes	101,221	—
Legal	37,000	452,778
Key opinion leader compensation	25,500	34,000
Royalties	2,000	3,800
Other	188,002	52,486
Accrued expenses	$1,428,622	$760,889

NOTE 6 — FAIR VALUE MEASUREMENT

The fair value of the Company’s financial instruments reflects the amount that the Company estimates that it would receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price).

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
●	Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.
●	Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

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

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance at December 31, 2019	$—
Derivative instrument related to March 2020 Note	195,516
Loss recognized to revalue derivative instrument at fair value	51,446
Derivative liability balance at December 31, 2020	246,962
Gain recognized to revalue derivative instrument at fair value	(246,962)
Derivative liability balance at December 31, 2021	$—

NOTE 7 — DEBT AND CAPITAL LEASE OBLIGATION

In December 2010, the Company entered into a loan and security agreement with the Minnesota Agricultural and Economic Development Board under which the Company borrowed $250,000. The loan had a maturity date of November 1, 2020. Commencing on December 1, 2014, the loan started to bear interest at a rate of 6.0% per annum. Per the loan agreement, the Company began making monthly principal and interest payments on December 1, 2015 in the amount of $3,000. The Company made 59 monthly payments, plus one final payment equal to the then unpaid principal and interest. The loan was secured by the Company’s accounts receivable. As of December 31, 2021 and 2020, the principal outstanding on this loan was $0.

In January 2012, the Company signed a promissory note with the Regents of the University of Minnesota (the “University”) for $405,559. Commencing on January 1, 2016 the promissory note bears interest at 3.0% per annum, compounded monthly. On or before January 31, 2018, the Company is required to make monthly principal and interest payments of $7,737 until the note is paid in full. The note has a maturity date of December 31, 2022 and is unsecured. In association with the promissory note, the Company issued the University warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.69. As of December 31, 2021 and 2020, the principal outstanding on this loan was $83,849 and $172,731, respectively.

In May 2015, the Company entered into a loan agreement with the Minnesota Department of Employment & Economic Development under which the Company borrowed $250,000. The loan does not bear interest, is due in a lump sum payment on April 1, 2022 and is uncollateralized. If there is a substantial ownership change in the Company (greater than 50% to one entity), the Company will pay the Minnesota Department of Employment & Economic Development additional compensation of $75,000. As of both December 31, 2021 and 2020, the balance outstanding on this loan was $250,000.

In October 2018, the Company signed a lease agreement for a piece of equipment that is being accounted for as a capitalized lease. The total cost of the equipment was $102,026. The lease bears interest at 7.2% and the Company will make 60 monthly payments of $1,863 until the lease is paid in full. As of December 31, 2021 and 2020, the amount outstanding on the lease was $38,271 and $57,127, respectively. The lease is secured by the piece of equipment.

In January 2019, Company issued the University a promissory note in the amount of $385,997 in satisfaction of the Company’s minimum royalty obligation for the year ended December 31, 2018. The note bears interest at 6.0% per annum and is due on January 31, 2025. In addition, the Company issued the University a 10-year warrant to purchase 20,587 shares of the Company’s common stock at an exercise price of $3.75 per share. As of December 31, 2021 and 2020, the principal outstanding on this loan was $385,997.

In March 2020, the Company entered into a note and warrant purchase agreement (the “Purchase Agreement”) with one of the Company’s shareholders under which the Company borrowed $6,000,000. As part of the Purchase Agreement, the Company signed a convertible promissory note (the “Note”) and issued the shareholder a warrant (the “Warrant”). The Note was unsecured and had a maturity date of September 6, 2021. If the Company completed a preferred stock offering of at least $34,000,000 prior to the maturity date, the Note and all accrued interest would have automatically converted into preferred shares of such offering at the offering price. The Note initially bore interest at 5.0% per annum. If the Note was not converted prior to May 1, 2020, the interest rate increased to 7.0% on May 1, 2020 and by an additional 2.0% on the first day of each subsequent month prior to the maturity date starting on June 1, 2020, provided that the interest rate shall not exceed 20.0%. The 5-year Warrant has a warrant coverage amount of $750,000 with an exercise price equal to the conversion price of the Note. If the Note had not been converted or repaid in accordance with its terms prior to May 1, 2020, the Company will issue an additional warrant on May 1, 2020, and the first day of each additional month the Note remains outstanding, for $75,000 of warrant coverage. In June 2021, the Note and all accrued interest was converted into 956,887 shares of the Company’s Series C Convertible Preferred Stock. As of December 31, 2021 and 2020, the balance outstanding on the Note was $0 and $6,000,000, respectively.

On April 16, 2020, the Company issued a promissory note for $563,397 under the Paycheck Protection Program (“PPP”) through the U.S. Small Business Administration (SBA). The PPP was authorized in the Coronavirus Aid, Relief and Economic Security (CARES) Act. The promissory note is uncollateralized and is fully guaranteed by the Federal government. The outstanding balance of the promissory note bears interest at 1% per annum and is due on April 16, 2022. Per the PPP’s terms, some or all of the debt may be forgiven based upon the Company’s use of the funds. On March 4, 2021, $513,520 of the principal balance under the promissory note and associated interest of $4,530 were forgiven by the SBA. On August 6, 2021, the remaining principal balance of $49,877 along with associated interest of $578 were forgiven by the SBA. As of December 31, 2021 and 2020, the balance outstanding on the promissory note was $0 and $563,397 respectively.

In July 2021, the Company signed a lease agreement for a piece of equipment that is being accounted for as a capitalized lease. The total cost of the equipment was $44,251. The lease bears interest at 5.0% and the Company will make 24 monthly payments of $1,941 until the lease is paid in full. As of December 31, 2021, the amount outstanding on the lease was $33,597. The lease is secured by the piece of equipment.

In September 2021, the Company signed a lease agreement for a piece of equipment that is being accounted for as a capitalized lease. The total cost of the equipment was $43,317. The lease bears interest at 6.8% and the Company will make 36 monthly payments of $1,337 until the lease is paid in full. As of December 31, 2021, the amount outstanding on the lease was $38,937. The lease is secured by the piece of equipment.

Future principal maturities for debt were as follows as December 31, 2021:

Amounts Due in Year Ending December 31,
2022	$333,849
2023	—
2024	—
2025	385,997
Total future maturities payments	719,846
Less current portion	(333,849)
Long-term debt	$385,997

The weighted average interest rate on the current portion of debt was 0.8% and 18.6% as of December 31, 2021 and 2020, respectively.

Future lease payments under the Company’s capital lease obligation were as follows as of December 31, 2021:

Amounts Due in Year Ending December 31,
2022	$63,634
2023	44,355
2024	10,694
Total future lease payments	118,683
Less amounts representing interest	(7,878)
Present value of future lease payments	110,805
Less current portion	(58,037)
Long-term capital lease obligation	$52,768

The weighted average interest rate of the current portion of capital leases was 6.2% and 7.2% as of December 31, 2021 and 2020, respectively.

NOTE 8 — CAPITAL STOCK

Common Stock

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

At December 31, 2021 and 2020, there were 20,385,645 and 2,185,822 shares of common stock issued and outstanding.

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

Upon the closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into an aggregate of 12,139,071 shares of common stock, resulting in the reclassification of the related convertible preferred stock into $121 of common stock and $73,705,437 into additional paid-in capital.

As of December 31, 2021, there were no shares of convertible preferred stock outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.00001, as provided in the Post-IPO Certificate. As of December 31, 2021, there were no shares of preferred stock issued and outstanding.

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

As of December 31, 2021, all 3,671,554 shares of the Series C Preferred Stock had been converted into common stock and none remained outstanding.

Stock Options

In February 2010, the Company adopted a stock option plan (the “2010 Plan”) which authorized options to acquire 375,000 shares of the Company’s common stock. On June 20, 2011, the number of shares authorized to be issued as options under the 2010 Plan was increased to 600,000. On September 30, 2013, the number of shares authorized to be issued as options under the 2010 Plan was increased to 1,300,000. On March 1, 2014, the number of shares authorized to be issued as options under the 2010 Plan was increased to 1,700,000. On July 31, 2015, the number of shares authorized to be issued as options under the 2010 Plan was increased to 2,500,000 shares. On August 12, 2016, the number of shares authorized to be issued as options under the 2010 Plan was increased to 3,250,000 shares. On December 13, 2017, the number of shares authorized to be issued as options under the 2010 Plan was increased to 3,850,000 shares. At December 31, 2021, there were 2,740,305 options outstanding under the 2010 Plan and 0 options available for grant. At December 31, 2020, there were 3,287,230 options outstanding under the 2010 Plan and 0 options available for grant. The Company ceased making awards under the 2010 Plan upon approval of the 2019 Plan.

In July 2019, the Company adopted a stock option plan (the “2019 Plan”) which authorized options to acquire 1,000,000 shares of the Company’s common stock. At December 31, 2021, there were 366,500 options outstanding under the 2019 Plan and 0 options available for grant. At December 31, 2020, there were 481,500 options outstanding under the 2019 Plan and 518,500 options available for grant. The Company ceased making awards under the 2019 Plan upon stockholder approval of the 2021 Plan.

On May 20, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants of the Company. The number of shares of common stock that may be the subject of awards issued under the 2021 plan is 1,000,000. In addition, shares of common stock that would have otherwise been available under our 2019 Plan will increase the number of shares of common stock available for issuance under our 2021 plan. Shares of common stock subject to outstanding awards under the 2019 Plan that would otherwise return to the share reserve of the 2019 plan upon expiration, forfeiture, retention by the Company to satisfy any exercise price or any tax withholding, repurchase by the Company at their original purchase price, or settlement in cash of awards outstanding under the 2019 Plan may be added to the number of shares of common stock available for issuance under the 2021 Plan. The number of shares of common stock reserved for issuance under our 2021 Plan will automatically increase on the first day of each year, beginning on January 1, 2022, in amount equal to the lesser of (a) 4.5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, (b) 600,000 shares of common stock, or (c) such lesser number of shares as determined by the Board. At December 31, 2021, there were 419,333 options and 51,331 restricted stock units outstanding under the 2021 Plan and 1,095,836 awards available for grant.

The following is a summary of options to purchase common stock during the years ended December 31:

	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of the year	3,768,730	$3.15	3,804,750	$3.07
Granted	424,833	$8.59	338,000	$4.03
Exercised	(462,866)	$1.95	(65,000)	$0.12
Canceled or expired	(204,559)	$2.62	(309,020)	$3.70
Options outstanding at end of the year	3,526,138	$3.99	3,768,730	$3.15
Options exercisable	2,976,089	$3.42	3,426,440	$3.09

The weighted average fair value of options granted for the years ending December 31, 2021 and 2020 was $3.42 and $0.88 per share, respectively.

As of December 31, 2021, there were 3,526,138 common stock options outstanding with a weighted average remaining contractual life of 4.94 years. As of December 31, 2020, there were 3,768,730 common stock options outstanding with a weighted average remaining contractual life of 5.08 years.

As of December 31, 2021, there were 2,976,089 common stock options exercisable with a weighted average remaining contractual life of 4.17 years. As of December 31, 2020, there were 3,426,440 common stock options exercisable with a weighted average remaining contractual life of 4.74 years.

The intrinsic value of the outstanding options as of December 31, 2021 and 2020 was $4,155,492 and $1,906,200, respectively. The intrinsic value of the exercisable options as of December 31, 2021 and 2020 was $3,995,176 and $1,906,200, respectively. The intrinsic value of options exercised was $2,412,480 for the year ended December 31, 2021.

The Company recognized $514,318 and $655,443 of stock-based compensation expense related to option grants during the years ending December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $1,433,087 of unrecognized compensation costs related to stock option grants which is expected to be recognized over the remaining vesting period during the years ending December 31, 2022, 2023, 2024, and 2025. The Company issues new common shares for options exercised.

Black-Scholes Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following weighted average assumptions:

	2021	2020
Expected life (years)	6.0	5.7
Risk-free interest rate	1.23%	0.63%
Expected dividend yield	—	—
Expected volatility	40.0%	35.0%

Restricted Stock Units

During the year ending December 31, 2021, the Company granted restricted stock unit (“RSU”) awards totaling 51,331 shares of common stock under the 2021 Plan to directors and certain executives. Each RSU is eligible to vest over time and settled into one newly issued share of Company common stock. The Company recognized $107,841 of stock-based compensation expense related to restricted stock units during the year ended December 31, 2021.

The following is a summary of restricted stock units during the year ended December 31:

	2021
		Weighted
		Average Grant
		Date Fair
	Shares	Value
Unvested at beginning of the year	—	$—
Granted	51,331	$8.29
Vested	—	$—
Canceled	—	$—
Unvested at end of the year	51,331	$8.29

As of December 31, 2021, there was $317,619 of unrecognized compensation costs related to restricted stock units which is expected to be recognized over the remaining vesting period during the years ending December 31, 2022, 2023, 2024 and 2025.

2021 Employee Stock Purchase Plan

On May 20, 2021, the Company’s stockholders adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective in connection with the Company’s IPO. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock on each purchase date no less than 85% of the lower of (i) the closing market price per share of common stock on the first day of the applicable purchase period or (ii) the closing market price per share of common stock on the purchase date at the end of the applicable six-month purchase period. No participant will have the right to purchase shares in an amount that has a fair value of more than $25,000 determined as of the first day of the applicable purchase period, for each calendar year, nor purchase more than 5,000 shares of common stock on any one purchase date.

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

There were no shares issued under the 2021 ESPP during the year ending December 31, 2021.

Stock Warrants

Information with respect to warrants is summarized as follows:

	Series A Preferred
	warrants	Common warrants
Warrants outstanding December 31, 2019	40,000	752,669
Granted	—	—
Exercised	—	(45,000)
Terminated	(40,000)	—
Warrants outstanding December 31, 2020	—	707,669
Granted	—	276,000
Exercised	—	(82,790)
Terminated	—	(105,500)
Warrants outstanding December 31, 2021	—	795,379

Weighted average exercise price:
December 31, 2021	$—	$1.66
December 31, 2020	$—	$2.34

Weighted average remaining contractual life in years:
December 31, 2021	$—	$2.79
December 31, 2020	$—	$2.32

NOTE 9 — INCOME TAXES

The Company recorded a net loss for financial and tax reporting purposes during the years ended December 31, 2021 and 2020. As a result of cumulative net operating loss and credit carryforwards, no income taxes were provided. The effective tax rates for the years ended December 31, 2021 and 2020 differ from the federal and state statutory tax rates primarily due to the change in full valuation allowance, nondeductible incentive stock option expense, meals and entertainment expense, and officer life insurance expense the major deferred tax items are as follows at December 31:

	2021	2020
Assets:
Asset valuation reserves and other	$89,000	$30,000
Depreciation and amortization	14,000	64,000
Capitalized research and development expenses	66,000	115,000
Option and warrant expense	1,910,000	1,629,000
Research and development credit	4,113,000	3,138,000
Net operating loss carryforwards	6,939,000	5,644,000
	13,131,000	10,620,000
Valuation allowance	(13,131,000)	(10,620,000)
	$—	$—

The valuation allowance increased $2,511,000 and $2,622,000 for the years ended December 31, 2021 and 2020, respectively. The valuation allowance increased in the current year primarily due to the Company’s operating losses.

At December 31, 2021, the Company has available for U.S. federal income tax purposes net operating loss carry-forwards of approximately $31,147,000 and state net operating loss carryforwards of $6,870,000. These carryforwards expire in the years 2031 through 2041. The ultimate utilization of the net operating loss carryforwards may be limited in the future due to changes in the ownership of the Company. This limitation, if applicable, has not been determined by the Company.

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in the future. The Company has recorded a 100% valuation allowance against all of the deferred tax assets due to the uncertainty regarding their realizability.

NOTE 10 — EMPLOYEE BENEFIT PLANS

The Company’s employees are eligible to participate in a defined contribution benefit plan. Employees may contribute a percentage of their wages, subject to limits established by the Internal Revenue Code. The Company may elect to make discretionary contributions to the plan. There were no discretionary contributions during the years ended December 31, 2021 and 2020.

NOTE 11 — SIGNIFICANT CUSTOMERS

The Company had one customer that accounted for 100% of total revenue for the years ended December 31, 2021 and 2020. The current receivable for this customer is included in Receivable From Reprise Biomedical, Inc. The long-term receivable related to minimum royalties from this customer has been completely reserved against due to uncertainty regarding collectability.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Patent License Agreement

Under an Exclusive Patent License Agreement between the Company and the University, the Company is required to make minimum royalty payments to the University of $500,000 per year. Under the Patent and Know-How License Agreement with Reprise, Reprise has minimum royalty obligations to the Company of $500,000 per year (see Note 13).

Leases

In February 2015, the Company executed a lease for a facility in Eden Prairie, Minnesota. The Company had leased this facility through March 31, 2020 at a rate of $13,100 per month with yearly rent increases of approximately 3% per year. In November 2019, the lease for the facility was extended to December 31, 2020 at a rate of $15,100 per month starting April 1, 2020. In August 2020, the lease for this facility was extended to December 31, 2021 at a rate of $16,600 per month starting in January 2021. The Company vacated the lease premises on December 31, 2021.

In May 2020, the Company executed a lease for a second facility in the same Eden Prairie, Minnesota office park as its other facility. The Company leased this space through December 31, 2020 at a rate of $2,500 per month starting in May 2020. In August 2020, the lease for this facility was extended to December 31, 2021 at a rate of $3,400 per month starting in January 2021. The Company vacated the lease premises on December 31, 2021.

On August 2, 2021, the Company entered into a Multi-Tenant Industrial Triple Net Lease (the “Lease”) with B9 Polar Prairie Oaks Corporate LLC, a Delaware limited liability company (the “Landlord”), for research and development and office space located at 6455 Flying Cloud Drive, Eden Prairie, Minnesota 55344 (the “Building”). Under the terms of the Lease, starting on August 3, 2021 (the “Commencement Date”) the Company will lease approximately 42,278 square feet of the Building (the “Premises”) as the sole tenant at the Premises, which replaced the Company’s previous leased premises.

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

Under the terms of the Lease, the Company is entitled to a tenant improvement allowance of $1,256,950. The tenant improvement allowance is amortized against rent expense over the lease term. As of December 31, 2021, the Company had a tenant improvement allowance receivable of $1,256,950 in current assets on the balance sheet, and a corresponding tenant improvement obligation of $160,462 in current liabilities and $1,029,629 in long-term liabilities on the balance sheet.

The term of the Lease begins on the Commencement Date of August 3, 2021 and ends on May 31, 2029. The Company has one option to extend the term for a period of five years beginning on June 1, 2029. The rent expense is recognized on a straight-line basis through the end of the lease term, excluding option renewals. The difference between the straight-line rent amounts and amounts payable under the lease is recorded as deferred rent. Deferred rent of $207,204 associated with this lease was included in long term-liabilities on the balance sheet as of December 31, 2021.

During the fourth quarter of 2021, the Company delivered a security deposit to the Landlord through an irrevocable, standby letter of credit (“LOC”) issued by Park State Bank in the amount of $800,000 (“Security Amount”), which will be retained by the Landlord as security for the Company’s performance and observance of its obligations under the Lease. To secure the LOC, the Company is required to hold the Security Amount in a restricted cash account at Park State Bank, which may be drawn from in limited circumstances. The LOC is included in restricted cash on the Company’s balance sheet.

Total rent expense under operating leases was $384,903 and $201,290 for the years ended December 31, 2021 and 2020, respectively. The Company has future minimum non-cancelable lease commitments as follows:

2022	$531,186
2023	753,076
2024	768,423
2025	784,239
2026	800,523
Thereafter	2,007,019
Total	$5,644,466

License Contract

On December 1, 2014, the Company entered into a research and development contract with an outside developer. The term of the contract was set to expire on December 31, 2016, but in September 2016 the expiration date was extended to December 31, 2017; in January 2018 the expiration date was extended to June 30, 2019; in May 2019 the expiration date was extended to March 30, 2020; in February 2020 the expiration date was extended to February 28, 2021. In February 2021 the contract was extended to December 31, 2021. As partial consideration for the developer’s services, on January 1, 2015, the Company issued a one-time grant of 26,667 shares of Series B preferred stock at a fair value of $7.50 per share. The value of these shares was charged to research & development expenses in the statements of operations.

NOTE 13 — RELATED PARTY TRANSACTIONS

A corporation owned by a former director of the Company that resigned as a director in June 2021 received payments for providing a consultant to the Company of $6,690 and $6,912 for the years ended December 31, 2021 and 2020, respectively.

The Company received $33,066 and $46,530 for the years ended December 31, 2021 and 2020, respectively, as royalty related to the spin-out of the Acellular Business to Reprise. As of December 31, 2021 and 2020 the Company had long term receivables of $920,404 and $453,470, respectively, related to the minimum royalty due from Reprise, but due to the uncertainty regarding collectability the Company fully reserved against the receivables.

NOTE 14 — NET LOSS PER SHARE

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net income per share during the period. Due to the existence of net losses for the years ended December 31, 2021 and 2020, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Year Ended December 31,
	2021	2020
Convertible preferred stock outstanding	—	8,314,536
Common stock options outstanding	3,526,138	3,768,730
Common stock warrants	795,379	707,669
Restricted stock units	51,331	—
Total common stock equivalents	4,372,848	12,790,935