Form 10-Q
period 2022-03-31
Miromatrix Medical Inc.
filed 2022-05-16
CIK 1527096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 11, 2022, there were 20,566,583 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

MIROMATRIX MEDICAL INC.

Condensed Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,684,677	$52,811,531
Restricted cash	800,100	800,100
Receivable from Reprise Biomedical, Inc.	6,768	17,819
Tenant improvement allowance receivable	—	1,256,950
Prepaid expenses and other current assets	652,226	450,873
Total current assets	46,143,771	55,337,273
Right of use asset	1,820,900	—
Property and equipment, net	5,992,237	5,591,726
Total assets	$53,956,908	$60,928,999

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$61,209	$333,849
Current portion of deferred royalties	611,676	488,368
Accounts payable	478,866	2,094,854
Current portion of financing lease obligations	57,029	58,037
Current portion of lease liability	284,348	—
Current portion of tenant improvement obligation	—	160,462
Accrued expenses	995,900	1,428,622
Total current liabilities	2,489,028	4,564,192
Deferred royalties, net	491,733	491,733
Long-term debt	385,997	385,997
Deferred rent	—	207,204
Financing lease obligations, net	40,069	52,768
Lease liability, net	3,014,530	—
Tenant improvement obligation, net	—	1,029,629
Accrued interest	78,262	71,592
Total liabilities	6,499,619	6,803,115
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.00001; 190,000,000 shares authorized; 20,546,583 issued and outstanding as of March 31, 2022 and 20,385,645 issued and outstanding as of December 31, 2021	206	204
Additional paid-in capital	128,712,746	128,177,594
Accumulated deficit	(81,255,663)	(74,051,914)
Total shareholders’ equity	47,457,289	54,125,884
Total Liabilities and Shareholders’ Equity	$53,956,908	$60,928,999

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Licensing revenue	$6,768	$6,108
Cost of goods sold	125,000	125,000
Gross loss	(118,232)	(118,892)
Operating expenses:
Research and development	4,005,908	1,868,001
Regulatory and clinical	355,238	83,705
Quality	440,935	85,787
General and administration	2,272,557	562,874
Total operating expenses	7,074,638	2,600,367
Operating loss	(7,192,870)	(2,719,259)
Interest income	770	40
Interest expense	(10,891)	(305,374)
Loss on disposal of property and equipment	(758)	—
Amortization of discount on note	—	(32,586)
Change in fair value of derivative	—	193,971
Research grants	—	150,537
Equity loss in affiliate	—	(223,633)
Gain on sale of equity investment	—	1,983,912
Gain on debt extinguishment	—	518,050
Net loss	$(7,203,749)	$(434,342)
Net loss per share, basic and diluted	$(0.35)	$(0.19)
Weighted average shares used in computing net loss per share, basic and diluted	20,478,164	2,255,378

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Shareholders’ Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amounts	Capital	Deficit	Equity
Balance at December 31, 2021	20,385,645	$204	$128,177,594	$(74,051,914)	$54,125,884
Stock-based compensation expense	—	—	333,981	—	333,981
Exercise of stock options	160,938	2	201,171	—	201,173
Net loss	—	—	—	(7,203,749)	(7,203,749)
Balance at March 31, 2022	20,546,583	$206	$128,712,746	$(81,255,663)	$47,457,289

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amounts	Capital	Deficit	Deficit
Balance at December 31, 2020	2,185,822	$22	$8,346,943	$(59,381,158)	$(51,034,193)
Stock-based compensation expense	—	—	133,451	—	133,451
Exercise of stock options	105,000	1	28,749	—	28,750
Net loss	—	—	—	(434,342)	(434,342)
Balance at March 31, 2021	2,290,822	$23	$8,509,143	$(59,815,500)	$(51,306,334)

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(7,203,749)	$(434,342)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	262,897	30,029
Stock-based compensation	333,981	133,451
Loss on disposal of property and equipment	758	—
Amortization of discount on note	—	32,586
Change in fair value of derivative	—	(193,971)
Gain on debt extinguishment	—	(518,050)
Equity loss in affiliate	—	223,633
Gain on sale of equity investment	—	(1,983,912)
Changes in operating assets and liabilities:
Receivable from Reprise Biomedical, Inc	11,051	9,094
Grant receivable	—	(50,000)
Prepaid expenses	(201,353)	(513,881)
Operating lease right of use asset	(3,218,195)	—
Tenant improvement receivable reimbursement	1,256,950	—
Accounts payable and accrued expenses	(1,975,927)	661,631
Accrued interest	6,670	303,132
Operating lease liability	3,298,878
Accrued expenses - long term	—	123,473
Net cash used in operating activities	(7,428,039)	(2,177,127)
Cash flows from investing activities:
Proceeds from sale of equity-method investment	—	2,000,000
Purchases of property and equipment	(613,641)	(5,930)
Net cash (used in) provided by investing activities	(613,641)	1,994,070
Cash flows from financing activities:
Payments on long-term debt	(272,640)	(21,972)
Payments on financing lease obligations	(13,707)	(4,588)
Proceeds from stock options exercise	201,173	28,750
Net cash (used in) provided by financing activities	(85,174)	2,190
Net decrease in cash and cash equivalents	(8,126,854)	(180,867)
Cash, cash equivalents and restricted cash at beginning of period	53,611,631	4,444,395
Cash, cash equivalents and restricted cash at end of period	$45,484,777	$4,263,528

Cash and cash equivalents	$44,684,677	$4,263,528
Restricted cash	800,100	—
Cash, cash equivalents and restricted cash at end of period	$45,484,777	$4,263,528

Supplemental disclosure of cash flow information:
Interest paid	$4,221	$6,772

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$50,525	$5,929
Forgiveness of paycheck protection program loan	$—	$518,050

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Miromatrix Medical Inc (“the Company”) is a life sciences company pioneering a novel technology for bioengineering fully transplantable organs to help save and improve patients’ lives. Founded in 2009, the Company is one of a small group of companies at the forefront of developing alternatives to human-donor organ transplants, and within this small group of companies there are important differences between the technologies being developed. The Company’s proprietary technology is a scalable platform that uses a two-step method of decellularization and recellularization designed to remove the porcine cells from the organs obtained from pigs and replace them with unmodified human cells. The Company’s initial development focus is on bioengineering livers and kidneys, and the Company’s technology platform is also applicable to bioengineering other organs including hearts, lungs and pancreases. The Company has collaborations with the Mayo Clinic, Mount Sinai Health System and the Texas Heart Institute, and has received strategic investments from Baxter International, Inc., CareDx, Inc. and DaVita, Inc.

Basis of Preparation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission applicable to interim reports of companies filing as a smaller reporting company. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

In the opinion of management, the accompanying condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2022 or any future period. The Company has evaluated subsequent events occurring after the date of the condensed financial statements for events requiring recording or disclosure in the condensed financial statements.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. The standard also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The Company adopted the new standard effective January 1, 2022 using the modified retrospective approach.

The Company determines if an arrangement is a lease at inception. Operating leases are included in right of use assets and lease liabilities on the condensed balance sheets. The right of use assets and lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. The right of use asset is also adjusted for any lease payments made and excludes lease incentives and initial direct costs incurred. As most leases do not provide an implicit rate, and the Company does not have a readily available incremental borrowing rate, the Company uses the interest rate available for the lowest-grade debt in the marketplace based on the information available at commencement date in determining the present value of future payments.

The standard provides a number of optional practical expedients in transition. The Company elected to exercise the package of practical expedients which, among other things, allows the Company to carryforward the determining lease classification and lease term.

As a result of adopting the new standard, the Company recognized right of use assets of $1,882,696 and lease liabilities of $2,020,839 as of January 1, 2022. Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation for the three months ended March 31, 2022. Specifically, prior to the adoption of ASC 842, the Company presented capital leases together with long-term debt on the balance sheets. Financing leases (previously capital leases) is now presented separately on the balance sheets. In addition, prior to the adoption of ASC 842, the Company presented the non-cash change in deferred rent as deferred rent within the operating section of the statement of cash flows. This balance is now presented on the operating lease right of use asset line within the operating section of the statement of cash flows. The adoption of this standard did not have a material impact on income or cash flows. See Note 10 for further details.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. In November 2018, the FASB issued an updated ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted are trade and other receivables, held-to-maturity debt securities, loans and other instruments. There are various transition methods available upon adoption. As an emerging growth company, the Company is permitted to defer adoption until the non-public company adoption date of annual periods started after December 15, 2022. The Company is currently evaluating the impact of adoption on its financial statements.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2022	2021
Lab equipment	$1,632,929	$1,549,416
Leasehold improvements	3,366,458	3,239,307
Furniture, fixtures and computers	1,994,172	1,671,793
	6,993,559	6,460,516
Less accumulated depreciation and amortization	(1,001,322)	(868,790)
	$5,992,237	$5,591,726

Depreciation and amortization expense was $262,897 and $30,029 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 3 — EQUITY METHOD INVESTMENT

The Company previously manufactured and sold acellular medical devices in the hernia mesh and wound care markets through a separately identifiable business unit (the “Acellular Business”). On June 30, 2019, the Acellular Business was spun-out to Reprise Biomedical, Inc. (“Reprise”). At the time of the spin-out and until November 15, 2020, the Company owned 4,500,000 shares of common stock of Reprise, which represented 45% ownership in Reprise. In November 2020, the Company sold 2,700,000 shares of common stock of Reprise for $3,000,000 and retained an 18% ownership interest in Reprise. The Company sold its remaining 1,800,000 shares of Reprise in March 2021 for $2,000,000.

The Company recorded its equity method share of losses from January 1, 2021 to March 15, 2021 in the condensed statements of operations. Financial information from the financial statements of Reprise is summarized as follows:

Period Ended
March 15,
2021
Net sales	$93,985
Gross margin	$47,708
Net loss	$(1,376,522)
Miromatrix Medical Inc. share of net loss	$(223,633)

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	March 31,	December 31,
	2022	2021
Wages	$627,354	$704,502
Legal	62,000	37,000
Taxes	50,000	101,221
Key opinion leader compensation	12,625	25,500
Royalties	1,692	2,000
Facility costs	—	242,892
Supplies	—	127,505
Other	242,229	188,002
Accrued expenses	$995,900	$1,428,622

NOTE 5 — FAIR VALUE MEASUREMENT

The fair value of the Company’s financial instruments reflects the amount that the Company estimates that it would receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses a three-tier valuation hierarchy based upon observable and non-observable inputs to measure fair value:

Level 1: Inputs that include quoted prices in active markets for identical assets and liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company classifies cash and cash equivalents, as well as restricted cash, as Level 1 in the fair value hierarchy.

NOTE 6 — DEBT

In January 2012, the Company signed a promissory note with the Regents of the University of Minnesota (the “University”) for $405,559. Commencing on January 1, 2016 the promissory note bears interest at 3% per annum, compounded monthly. On or before January 31, 2018, the Company is required to make monthly principal and interest payments of $7,737 until the note is paid in full. The note has a maturity date of December 31, 2022 and is unsecured. In association with the promissory note, the Company issued the University warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.69. As of March 31, 2022 and December 31, 2021, the principal outstanding on this loan was $61,209 and $83,849, respectively.

In May 2015, the Company entered into a loan agreement with the Minnesota Department of Employment & Economic Development under which the Company borrowed $250,000. The loan did not bear interest, was due in a lump sum payment on April 1, 2022 and was uncollateralized. If there is a substantial ownership change in the Company (greater than 50% to one entity), the Company must pay the Minnesota Department of Employment & Economic Development additional compensation of $75,000. As of March 31, 2022 and December 31, 2021, the balance outstanding on this loan was $0 and $250,000, respectively.

In January 2019, the Company issued the University a promissory note in the amount of $385,997 in satisfaction of the Company’s minimum royalty obligation for the year ended December 31, 2018. The note bears interest at 6% per annum, compounded annually, and is due on January 31, 2025. In addition, the Company issued the University a 10-year warrant to purchase 20,587 shares of the Company’s common stock at an exercise price of $3.75 per share. As of both March 31, 2022 and December 31, 2021, the balance outstanding on this loan was $385,997.

Future principal maturities for debt were as follows:

Amounts Due in the Twelve Months Ended March 31,
2023	$61,209
2024	—
2025	385,997
Total future maturities payments	447,206
Less current portion	(61,209)
Long-term debt	$385,997

NOTE 7 — CAPITAL STOCK

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

At March 31, 2022 and December 31, 2021, there were 20,546,583 and 20,385,645 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.00001. As of March 31, 2022 and December 31, 2021 there were no shares of preferred stock issued and outstanding.

Equity Incentive Plans

In February 2010, the Company adopted a stock option plan (the “2010 Plan”). In July 2019, the Company adopted a stock option plan (the “2019 Plan”), which served as the successor to the 2010 Plan. The 2019 Plan provided for granting of stock options to employees, directors and consultants of the Company. The Company ceased making awards under the 2019 Plan upon stockholder approval of the 2021 Plan.

In May 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants of the Company. The number of shares reserved for issuance under the 2021 Plan will automatically increase on the first day of each fiscal year, beginning January 1, 2022, in the amount equity to the lesser of (a) 4.5% of the total number of shares of common stock outstanding as of December 31 of the immediately preceding calendar year, (b) 600,000 shares of common stock, or (c) such lessor number of shares as determined by the Board of Directors. On January 1, 2022, the number of shares reserved for issuance under the 2021 Plan automatically increased by 600,000 shares of common stock.

As of March 31, 2022, there were 879,602 shares of common stock available for issuance under the 2021 Plan.

Stock Options

The Company recognizes stock option compensation expense based on the grant date fair value of the award. The Company issues new common shares for stock options exercised.

Option activity for the three months ended March 31, 2022 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of the period	3,526,138	$3.99
Granted	655,000	$4.07
Exercised	(160,938)	$1.25
Canceled or expired	(14,500)	$6.36
Options outstanding at end of the period	4,005,700	$4.09
Options exercisable	2,842,151	$3.52

Stock-based compensation expense related to stock options was $190,816 and $133,451 for the three months ended March 31, 2022 and 2021, respectively.

The weighted average fair value of options granted during the three months ended March 31, 2022 was $1.48 per share. There were no stock options granted during the three months ended March 31, 2021.

Restricted Stock Units

The Company recognizes restricted stock unit (“RSU”) compensation expense based on the grant date fair value of the award. Each RSU is eligible to vest over time and settle into one newly issued share of Company common stock.

RSU activity for the three months ended March 31, 2022 was as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Unvested at beginning of the year	51,331	$8.29
Granted	172,234	$4.42
Unvested at end of the year	223,565	$5.31

Stock-based compensation expense related to RSUs was $130,290 for the three months ended March 31, 2022. There was no stock-based compensation expense related to RSUs recorded for the three months ended March 31, 2021.

Employee Stock Purchase Plan

The Company accounts for employee stock purchases made under its 2021 Employee Stock Purchase Plan (“2021 ESPP”) using the estimated grant date fair value in accordance with Accounting Standards Codification, Topic 718, Stock Compensation. The Company values ESPP shares using the Black-Scholes model.

There were no shares issued under the 2021 ESPP during the three months ended March 31, 2022.

Stock Warrants

As of both March 31, 2022 and December 31, 2021, stock warrants outstanding were 795,379.

NOTE 8 — SIGNIFICANT CUSTOMERS

The Company had one customer that accounted for 100% of total revenue for the three months ended March 31, 2022 and 2021. The current receivable for this customer is included in Receivable from Reprise Biomedical, Inc. on the condensed balance sheets. The long-term receivable related to minimum royalties from this customer has been completely reserved against due to uncertainty regarding collectability.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Patent License Agreement

Under an Exclusive Patent License Agreement between the Company and the University, the Company is required to make minimum royalty payments to the University of $500,000 per year. Under the Patent and Know-How License Agreement with Reprise, Reprise has minimum royalty obligations to the Company of $500,000 per year (See Note 11).

NOTE 10 — LEASES

The Company leases its corporate headquarters, which houses its research and development operations and office space. The lease term began in August 2021 and is scheduled to terminate in May 2029. The Company has one option to extend the term for a period of five years. The depreciable life of assets and leasehold improvements is limited by the expected lease term. The lease provided a tenant improvement allowance of $1,256,950, which was received by the Company during the three months ended March 31, 2022. The tenant improvement allowance is included in the calculation of the lease liability.

The Company also leases pieces of equipment that are accounted for as financing leases. Financing lease assets are classified as lab equipment within property and equipment on the condensed balance sheets.

Supplemental condensed balance sheet information for the Company is as follows:

Leases	Classification	March 31, 2022
Assets
Operating lease assets	Right of use asset	$1,820,900
Financing lease assets	Property and equipment, net of accumulated depreciation	$109,764

Liabilities
Current
Operating	Current portion of lease liability	$284,348
Financing	Current portion of financing lease obligations	$57,029
Noncurrent
Operating	Lease liability, net	$3,014,530
Financing	Financing lease obligations, net	$40,069

Information on the Company’s lease costs is as follows:

		Three Months Ended
Lease cost	Classification	March 31, 2022
Operating lease cost	Operating expenses: General and administrative	$80,684
Financing lease cost
Amortization of leased assets	Depreciation and amortization	$9,480
Interest on lease liabilities	Interest expense	$1,715
Variable lease cost(1)	Operating expenses: General and administrative	$39,229
(1)	Variable lease costs consist primarily of taxes, insurance and common area maintenance costs for the Company’s operating lease.

Payments for the Company’s leases are as follows:

Amounts Due in Fiscal Year Ending	Operating Leases	Financing Leases	Total
2022	$289,780	$46,270	$336,050
2023	511,669	46,298	557,967
2024	527,020	10,693	537,713
2025	542,830	—	542,830
2026	559,115	—	559,115
Thereafter	1,423,621	—	1,423,621
Total lease payments	3,854,035	103,261	3,957,296
Less imputed interest	(555,157)	(6,163)	(561,320)
Present value of lease liabilities	$3,298,878	$97,098	$3,395,976

Additional information related to leases is as follows:

Lease term and discount rate	March 31, 2022
Weighted-average remaining term (years)
Operating lease	7.2
Financing leases	1.7
Weighted-average discount rate
Operating lease	4.2%
Financing leases	6.4%

Disclosures Related to Periods Prior to Adoption of New Lease Standard

Capital Leases

In October 2018, the Company signed a lease agreement for a piece of equipment that is being accounted for as a capitalized lease. The total cost of the equipment was $102,026. The lease bears interest at 7.2% and the Company will make 60 monthly payments of $1,863 until the lease is paid in full. As of March 31, 2022 and December 31, 2021, the amount outstanding on the lease was $33,342 and $38,271, respectively. The lease is secured by the piece of equipment.

In July 2021, the Company signed a lease agreement for a piece of equipment that is being accounted for as a capitalized lease. The total cost of the equipment was $44,251. The lease bears interest at 5.0% and the Company will make 24 monthly payments of $1,941 until the lease is paid in full. As of March 31, 2022 and December 31, 2021, the amount outstanding on the lease was $28,171 and $33,597, respectively. The lease is secured by the piece of equipment.

In September 2021, the Company signed a lease agreement for a piece of equipment that is being accounted for as a capitalized lease. The total cost of the equipment was $43,317. The lease bears interest at 6.8% and the Company will make 36 monthly payments of $1,337 until the lease is paid in full. As of March 31, 2022 and December 31, 2021, the amount outstanding on the lease was $35,585 and $38,937, respectively. The lease is secured by the piece of equipment.

Operating Leases

The Company entered into operating leases primarily for its corporate headquarters, which houses its research and development operations and office space. Total expense under operating leases for the three months ended March 31, 2021 was $65,013.

NOTE 11 — RELATED PARTY TRANSACTIONS

A corporation owned by a former director of the Company that resigned as a director in June 2021 received payments for providing a consultant to the Company of $768 and $1,618 for the three months ended March 31, 2022 and 2021, respectively.

The Company received $6,768 and $6,108 for the three months ended March 31, 2022 and 2021, respectively, as royalties related to the spin-out of the Acellular Business to Reprise. As of the three months ended March 31, 2022 and December 31, 2021 the Company had long term receivables of $1,038,636 and $920,404, respectively, but due to the uncertainty regarding collectability the Company fully reserved against the receivables.

NOTE 12 — NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period. Due to the existence of net losses for the three months ended March 31, 2022 and 2021, basic and diluted net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities would have had an antidilutive impact due to losses reported for the periods presented:

	Three Months Ended March 31,
	2022	2021
Convertible preferred stock outstanding	—	8,314,536
Common stock options outstanding	4,005,700	3,552,505
Common stock warrants	795,379	707,669
Restricted stock units	223,565	—
Total common stock equivalents	5,024,644	12,574,710

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Miromatrix Medical Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a life sciences company pioneering a novel technology for bioengineering fully transplantable organs to help save and improve patients’ lives. Founded in 2009, we are one of a small group of companies at the forefront of developing alternatives to human-donor organ transplants, and within this small group of companies there are important differences between the technologies being developed. Our proprietary technology is a scalable platform that uses a two-step method of decellularization and recellularization designed to remove the porcine cells from the organs obtained from pigs and replace them with unmodified human cells. Our initial development focus is on bioengineering livers and kidneys, and our technology platform is also applicable to bioengineering other organs including hearts, lungs and pancreases. We have collaborations with the Mayo Clinic, Mount Sinai and the Texas Heart Institute, and have received strategic investments from Baxter, CareDx and DaVita.

Substantially all of our revenue to date has been generated by royalties we received from the sale of our biologic surgical products Miromesh and Miroderm, which we spun out as Reprise Biomedical, Inc. (“Reprise”) effective June 30, 2019. We subsequently divested our minority ownership stake in Reprise in March 2021. We continue to receive a royalty on the sales of these products by Reprise.

We have primarily financed our operations through equity and debt financings, as well as research grants and our initial public offering (“IPO”). On June 28, 2021, we completed our IPO in which we sold 5,520,000 shares of common stock at a public offering price of $9.00 per share. We received proceeds of approximately $44.5 million.

Since inception, we have incurred significant operating losses. Our net losses for the three months ended March 31, 2022 and 2021 were $7,203,749 and $434,342, respectively. We have not been profitable since inception, and as of March 31, 2022, we had an accumulated deficit of $81,255,663.

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

Cost of Goods Sold

Cost of goods sold relates to our license agreement with the University of Minnesota (“the University”), pursuant to which we owe the University royalties on our revenues, which are subject to annual minimum payments.

Research and Development Expenses

Research and development expenses consist primarily of engineering, product development, consulting services, materials, depreciation and other costs associated with products and technologies in development. These expenses include payroll and related expenses, consulting expenses, laboratory supplies and amounts incurred under certain collaborative agreements. Expenditures for research and development activities are charged to operations as incurred.

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

Quality Expenses

Quality expenses relate to costs of systems and procedures to develop a manufacturing facility that is compliant with Current Good Manufacturing Practices. These expenses include payroll and related expenses. We expect our quality expenses in absolute dollars to increase in future years as we continue to develop the process and systems needed to produce our product candidates.

General and Administrative Expenses

General and administrative expenses include costs for our executive, accounting, and human resources functions. Costs consist primarily of payroll and related expenses, professional service fees related to accounting, legal, insurance and other contract and administrative services and related infrastructure expenses.

We expect that our general and administrative expenses in absolute dollars will increase as we expand our headcount to support our growth.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists of interest under our loan agreements. See “— Liquidity and Capital Resources.”

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended
	March 31,		Change
	2022	2021	Dollar	Percentage
Licensing revenue	$6,768	$6,108	$660	10.8%
Cost of goods sold	125,000	125,000	—	—
Gross loss	(118,232)	(118,892)	660	(0.6)
Operating expenses:
Research and development	4,005,908	1,868,001	2,137,907	114.4
Regulatory and clinical	355,238	83,705	271,533	324.4
Quality	440,935	85,787	355,148	414.0
General and administrative	2,272,557	562,874	1,709,683	303.7
Total operating expenses	7,074,638	2,600,367	4,474,271	172.1
Operating loss	(7,192,870)	(2,719,259)	(4,473,611)	164.5
Interest income	770	40	730	1,825.0
Interest expense	(10,891)	(305,374)	294,483	(96.4)
Loss on disposal of property and equipment	(758)	—	(758)	100.0
Amortization of discount on note	—	(32,586)	32,586	(100.0)
Change in fair value of derivative	—	193,971	(193,971)	(100.0)
Research grants	—	150,537	(150,537)	(100.0)
Equity loss in affiliate	—	(223,633)	223,633	(100.0)
Gain on sale of equity investment	—	1,983,912	(1,983,912)	(100.0)
Gain on debt extinguishment	—	518,050	(518,050)	(100.0)
Net loss	$(7,203,749)	$(434,342)	$(6,769,407)	1,558.5%

Licensing Revenue

Licensing revenue was $6,768 for the three months ended March 31, 2022 and $6,108 for the three months ended March 31, 2021, an increase of $660, or 10.8%. The licensing revenue is a result of the license agreement with Reprise. The remainder of minimum royalties due from Reprise for 2020 and 2021 have been deferred to 2022 and 2023, respectively. Due to the uncertainty regarding the collectability of these minimum royalties from Reprise, the Company has set up an allowance to offset the remaining minimum royalty receivable amount.

Cost of Goods Sold

Cost of goods sold was $125,000 for both the three months ended March 31, 2022 and 2021. Cost of goods sold relates to the minimum royalty due to the University under our license agreement.

Research and Development

Research and development expenses were $4,005,908 for the three months ended March 31, 2022 and $1,868,001 for the three months ended March 31, 2021, an increase of $2,137,907, or 114.4%. The increase was primarily due a lab supplies increase of $998,375, headcount increase of $698,515, contract pre-clinical cost increase of $301,288 and consulting expense increase of $56,006.

Regulatory and Clinical

Regulatory and clinical expenses were $355,238 for the three months ended March 31, 2022 and $83,705 for the three months ended March 31, 2021, an increase of $271,533, or 324.4%. The increase was primarily due to an increase of $183,969, resulting from a headcount increase, as well as an increase of $82,739 in regulatory consulting and contracting expense.

Quality

Quality expenses were $440,935 for the three months ended March 31, 2022 and $85,787 for the three months ended March 31, 2021, an increase of $355,148, or 414.0%. The increase was primarily due to a increase of $209,225, resulting from a headcount increase, consulting expense increase of $67,850 and lab supplies increase of $67,550.

General and Administrative

General and administrative expenses were $2,272,557 for the three months ended March 31, 2022 and $562,874 for the three months ended March 31, 2021, an increase of $1,709,683, or 303.7%. The increase was due to a headcount increase of $708,386, insurance expense increase of $299,458, office expense increase of $158,843, depreciation expense increase of $147,093, legal and accounting expense increase of $129,860, public company expense increase of $113,423, consulting expense increase of $50,267 and other expense increase of $102,353. These increases can primarily be attributed to the cost of being a public company.

Interest Income

Interest income was $770 for the three months ended March 31, 2022 and $40 for the three months ended March 31, 2021, an increase of $730, or 1,825.0%. The increase was primarily due to higher cash balances in 2022 compared to 2021.

Interest Expense

Interest expense was $10,891 for the three months ended March 31, 2022 and $305,374 for the three months ended March 31, 2021, a decrease of $294,483, or 96.4%. The decrease was primarily due to the interest expense on the $6,000,000 convertible promissory note issued to Cheshire MD Holdings, LLC (the “Cheshire Note”) being lower in 2022 compared to 2021, as the note was converted to equity in June 2021.

Loss on Disposal of Property and Equipment

Loss on disposal of property and equipment was $758 for the three months ended March 31, 2022. The loss on disposal of property and equipment related to the disposal of lab equipment no longer used.

Amortization of Discount on Note

Amortization expense related to the Cheshire Note was $0 for the three months ended March 31, 2022 and $32,586 for the three months ended March 31, 2021. The decrease was due to the note being converted to equity in June 2021, and therefore there was no amortization expense related to the note in 2022 compared to 2021.

Change in Fair Value of Derivative

The fair value of the embedded derivative related to the Cheshire Note was $0 for the three months ended March 31, 2022 and $193,971 for the three months ended March 31, 2021. The decrease in the change in fair value of the embedded derivative was due to the Cheshire Note being converted to equity in June 2021.

Research Grants

Research grants were $0 for the three months ended March 31, 2022 and $150,537 for the three months ended March 31, 2021. The decrease in research grants was primarily due to decreases in pre-clinical contracting, resulting in lower grant funds.

Equity Loss in Affiliate

Equity loss in affiliate was $223,633 for the three months ended March 31, 2021. The Company sold its remaining ownership interest in Reprise in March 2021, eliminating the need to record any such losses for future periods, including the three months ended March 31, 2022.

Gain on Sale of Equity Investment

The Company recognized a gain of $1,983,912 related to the sale of its remaining 1,800,000 shares in Reprise for the three months ended March 31, 2021.

Gain on Debt Extinguishment

The Company recognized a gain on the extinguishment of debt of $518,050 for the three months ended March 31, 2021 related to the forgiveness of our loan under the Small Business Administration’s Paycheck Protection Program.

Liquidity and Capital Resources

We have incurred net losses since our inception. We incurred a net loss of $7,203,749 for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $81,255,663.

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

To date, we have primarily financed our operations through equity and debt financings, as well as research grants and our IPO. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through 2023. As of March 31, 2022, we had cash and cash equivalents of $44,684,677. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Until such time, if ever, as we can generate substantial revenue from sales of our bioengineered organs, we expect to finance our cash needs through a combination of equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States. and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, curtail or discontinue our product development or future commercialization efforts, or grant rights to develop and market products that we would otherwise prefer to develop and market ourselves.

In January 2012, we signed a promissory note with the University for $405,559. The promissory note bears interest at 3% per annum, compounded monthly. The note is scheduled to mature on December 31, 2022 and is unsecured. We are required to make monthly principal and interest payments of $7,737 until the note is paid in full. In connection with the promissory note, we issued the University warrants to purchase 80,000 shares of our common stock at an exercise price of $1.69. As of March 31, 2022 and December 31, 2021, the principal outstanding on this loan was $61,209 and $83,849, respectively.

In May 2015, we entered into a loan agreement with the Minnesota Department of Employment & Economic Development under which we borrowed $250,000. The loan is unsecured and did not bear interest. The loan was due in a lump sum payment on April 1, 2022. As of March 31, 2022 and December 31, 2021, the balance outstanding on this loan was $0 and $250,000.

In January 2019, we issued the University a promissory note in the amount of $385,997 in satisfaction of our minimum royalty obligation under the license agreement with the University for the year ended December 31, 2018. The note bears interest at 6% per annum, compounded annually, and is due on January 31, 2025. In addition, we issued the University a 10-year warrant to purchase 20,587 shares of our common stock at an exercise price of $3.75 per share. As of both March 31, 2022 and December 31, 2021, the principal outstanding on this loan was $385,997.

In June 2021, we completed our IPO through which we issued and sold 5,520,000 shares of common stock at $9.00 per share. In connection with the IPO, we raised $44,528,060, after deducting the underwriting discount and offering expenses payable by us.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(7,428,039)	$(2,177,127)
Investing activities	(613,641)	1,994,070
Financing activities	(85,174)	2,190
Net decrease in cash and cash equivalents	$(8,126,854)	$(180,867)

Operating Activities

Net cash used in operating activities consisted of net losses adjusted for certain non-cash items and changes in operating assets and liabilities.

During the three months ended March 31, 2022, net cash used in operating activities was $7,428,039 and reflected (i) the net loss of $7,203,749, (ii) net non-cash usage items of $597,636, including $333,981 of stock-based compensation, $262,897 of depreciation and amortization expense and $758 of loss on disposal of property and equipment, and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $821,926.

During the three months ended March 31, 2021, net cash used in operating activities was $2,177,127 and reflected (i) the net loss of $434,342, (ii) net non-cash items of $2,276,234, including a gain on sale of equity investment of $1,983,912, paycheck protection program loan forgiveness of $518,050, and the change in fair value of embedded derivative of $193,971, partially offset by stock-based compensation of $133,451 and an equity loss in affiliate of $223,633, and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $533,449.

Investing Activities

During the three months ended March 31, 2022, net cash used by investing activities was $613,641 and reflected property and equipment purchases.

During the three months ended March 31, 2021, net cash provided by investing activities was $1,994,070 and reflected proceeds from the sale of Reprise stock of $2,000,000, offset by property and equipment purchases of $5,930.

Financing Activities

During the three months ended March 31, 2022, net cash used by financing activities was $85,174 and was primarily the result of payments on long-term debt of $272,640 and financing lease obligations of $13,707, partially offset by proceeds from stock option exercises of $201,173.

During the three months ended March 31, 2021, net cash provided by financing activities was $2,190 and was primarily related to proceeds from stock option exercises of $28,750, partially offset by payments on long term debt of $21,972 and financing lease obligations of $4,588.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 30, 2022. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation of Miromatrix Medical Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2021)

Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K, filed March 30, 2022.
3.2	Amended and Restated Bylaws of Miromatrix Medical Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed June 28, 2021.
10.1*	Employment Agreement, dated March 1, 2022, by and between Miromatrix Medical Inc. and James Douglas	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 1, 2022.
10.2	Tenth Amendment to the License Agreement, dated March 31, 2022, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto, duly authorized.

MIROMATRIX MEDICAL INC.

Dated: May 16, 2022	By:	/s/ Jeffrey Ross
	Name:	Jeffrey Ross
	Title:	Chief Executive Officer
(on behalf of Registrant)

Dated: May 16, 2022	By:	/s/ James Douglas
	Name:	James Douglas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)