Form 10-Q
period 2022-06-30
Miromatrix Medical Inc.
filed 2022-08-15
CIK 1527096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 10, 2022, there were 20,899,172 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

MIROMATRIX MEDICAL INC.

Condensed Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,593,315	$52,811,531
Restricted cash	800,100	800,100
Short-term investments	20,080,428	—
Receivable from Reprise Biomedical, Inc.	3,952	17,819
Interest receivable	116,933	—
Tenant improvement allowance receivable	—	1,256,950
Prepaid expenses and other current assets	364,649	450,873
Total current assets	33,959,377	55,337,273
Investments	5,938,963	—
Deferred offering costs	191,233	—
Right of use asset	1,772,441	—
Property and equipment, net	5,792,166	5,591,726
Total assets	$47,654,180	$60,928,999

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$38,399	$333,849
Current portion of deferred royalties	735,688	488,368
Accounts payable	1,078,690	2,094,854
Current portion of financing lease obligations	57,848	58,037
Current portion of lease liability	374,280	—
Current portion of tenant improvement obligation	—	160,462
Accrued expenses	1,450,934	1,428,622
Total current liabilities	3,735,839	4,564,192
Deferred royalties, net	491,733	491,733
Long-term debt	385,997	385,997
Deferred rent	—	207,204
Financing lease obligations, net	26,469	52,768
Lease liability, net	2,917,628	—
Tenant improvement obligation, net	—	1,029,629
Accrued interest	85,216	71,592
Total liabilities	7,642,882	6,803,115
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.00001; 190,000,000 shares authorized; 20,813,741 issued and outstanding as of June 30, 2022 and 20,385,645 issued and outstanding as of December 31, 2021	208	204
Additional paid-in capital	129,448,942	128,177,594
Accumulated deficit	(89,437,852)	(74,051,914)
Total shareholders’ equity	40,011,298	54,125,884
Total Liabilities and Shareholders’ Equity	$47,654,180	$60,928,999

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Licensing revenue	$3,952	$9,139	$10,720	$15,247
Cost of goods sold	125,000	125,000	250,000	250,000
Gross loss	(121,048)	(115,861)	(239,280)	(234,753)
Operating expenses:
Research and development	4,988,233	2,480,887	8,994,141	4,348,888
Regulatory and clinical	419,394	103,256	774,632	186,961
Quality	517,333	86,257	958,268	172,044
General and administration	2,188,460	786,322	4,461,775	1,349,196
Total operating expenses	8,113,420	3,456,722	15,188,816	6,057,089
Operating loss	(8,234,468)	(3,572,583)	(15,428,096)	(6,291,842)
Interest income	61,078	45	61,848	85
Interest expense	(8,799)	(280,663)	(19,690)	(586,037)
Amortization of discount on note	—	(30,052)	—	(62,638)
Change in fair value of derivative	—	52,991	—	246,962
Research grants	—	127,428	—	277,965
Equity loss in affiliate	—	—	—	(223,633)
Gain on sale of equity investment	—	—	—	1,983,912
Gain on debt extinguishment	—	—	—	518,050
Net loss	$(8,182,189)	$(3,702,834)	$(15,385,938)	$(4,137,176)
Net loss per share, basic and diluted	$(0.40)	$(1.27)	$(0.75)	$(1.60)
Weighted average shares used in computing net loss per share, basic and diluted	20,615,218	2,913,938	20,547,070	2,586,477

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Shareholders’ Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2022	20,546,583	$206	$128,712,746	$(81,255,663)	$47,457,289
Stock-based compensation expense	—	—	266,390	—	266,390
Exercise of stock options	44,569	—	55,710	—	55,710
Exercise of stock warrants	191,559	2	414,096	—	414,098
Issuance of restricted shares	31,030	—	—	—	—
Net loss	—	—	—	(8,182,189)	(8,182,189)
Balance at June 30, 2022	20,813,741	$208	$129,448,942	$(89,437,852)	$40,011,298

Balance at March 31, 2021	2,290,822	$23	$8,509,143	$(59,815,500)	$(51,306,334)
Stock-based compensation expense	—	—	105,879	—	105,879
Exercise of stock options	58,750	1	5,874	—	5,875
Exercise of stock warrants	65,909	—	6,250	—	6,250
Conversion of preferred stock to common stock	11,092,314	111	66,553,049	—	66,553,160
Note payable and accrued interest converted to common stock	996,757	10	7,152,389	—	7,152,399
Sales of common stock, net of expenses	5,520,000	55	44,593,631	—	44,593,686
Net loss	—	—	—	(3,702,834)	(3,702,834)
Balance at June 30, 2021	20,024,552	$200	$126,926,215	$(63,518,334)	$63,408,081

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	20,385,645	$204	$128,177,594	$(74,051,914)	$54,125,884
Stock-based compensation expense	—	—	600,371	—	600,371
Exercise of stock options	205,507	2	256,881	—	256,883
Exercise of stock warrants	191,559	2	414,096	—	414,098
Issuance of restricted shares	31,030	—	—	—	—
Net loss	—	—	—	(15,385,938)	(15,385,938)
Balance at June 30, 2022	20,813,741	$208	$129,448,942	$(89,437,852)	$40,011,298

Balance at December 31, 2020	2,185,822	$22	$8,346,943	$(59,381,158)	$(51,034,193)
Stock-based compensation expense	—	—	239,330	—	239,330
Exercise of stock options	163,750	2	34,623	—	34,625
Exercise of stock warrants	65,909	—	6,250	—	6,250
Conversion of preferred stock to common stock	11,092,314	111	66,553,049	—	66,553,160
Note payable and accrued interest converted to common stock	996,757	10	7,152,389	—	7,152,399
Sales of common stock, net of expenses	5,520,000	55	44,593,631	—	44,593,686
Net loss	—	—	—	(4,137,176)	(4,137,176)
Balance at June 30, 2021	20,024,552	$200	$126,926,215	$(63,518,334)	$63,408,081

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(15,385,938)	$(4,137,176)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	536,507	59,174
Stock-based compensation	600,371	239,330
Loss on disposal of property and equipment	758	—
Non-cash interest income	(116,933)	—
Amortization of premium/discount on investments	6,734	—
Amortization of discount on note	—	62,638
Change in fair value of derivative	—	(246,962)
Gain on debt extinguishment	—	(518,050)
Equity loss in affiliate	—	223,633
Gain on sale of equity investment	—	(1,983,912)
Changes in operating assets and liabilities:
Receivable from Reprise Biomedical, Inc.	13,867	6,064
Grant receivable	—	(20,000)
Prepaid expenses	86,224	15,371
Operating lease right of use asset	(3,169,736)	—
Tenant improvement receivable reimbursement	1,256,950	—
Accounts payable and accrued expenses	(925,314)	327,276
Accrued interest	13,624	581,799
Operating lease liability	3,291,908	—
Net cash used in operating activities	(13,790,978)	(5,390,815)
Cash flows from investing activities:
Purchase of investments	(26,026,125)	—
Proceeds from sale of equity-method investment	—	2,000,000
Purchases of property and equipment	(731,616)	(86,112)
Net cash (used in) provided by investing activities	(26,757,741)	1,913,888
Cash flows from financing activities:
Payments on long-term debt	(295,450)	(44,109)
Payments on financing lease obligations	(26,488)	(9,258)
Payments on offering costs	(18,540)	—
Proceeds from sale of common stock, net	—	45,679,111
Proceeds from sale of preferred stock, net	—	19,891,670
Proceeds from stock warrant exercises	414,098	6,250
Proceeds from stock option exercises	256,883	34,625
Net cash provided by financing activities	330,503	65,558,289
Net (decrease) increase in cash and cash equivalents	(40,218,216)	62,081,362
Cash, cash equivalents and restricted cash at beginning of period	53,611,631	4,444,395
Cash, cash equivalents and restricted cash at end of period	$13,393,415	$66,525,757

Cash and cash equivalents	$12,593,315	$66,525,757
Restricted cash	800,100	—
Cash, cash equivalents and restricted cash at end of period	$13,393,415	$66,525,757

Supplemental disclosure of cash flow information:
Interest paid	$6,066	$8,768

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$6,089	$33,636
Accrued expenses related to deferred offering costs and financing	$172,693	$1,085,425

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Miromatrix Medical Inc (the ‘Company”) is a life sciences company pioneering a novel technology for bioengineering fully transplantable organs to help save and improve patients’ lives. Founded in 2009, the Company is one of a small group of companies at the forefront of developing alternatives to human-donor organ transplants, and within this small group of companies there are important differences between the technologies being developed. The Company’s proprietary technology is a scalable platform that uses a two-step method of decellularization and recellularization designed to remove the porcine cells from the organs obtained from pigs and replace them with unmodified human cells. The Company’s initial development focus is on bioengineering livers and kidneys, and the Company’s technology platform is also applicable to bioengineering other organs including hearts, lungs and pancreases. The Company has collaborations with the Mayo Clinic, Mount Sinai Health System and the Texas Heart Institute, and has received strategic investments from Baxter International, Inc., CareDx, Inc. and DaVita, Inc.

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

Investments

The Company invests its excess cash in United States (U.S.) Treasury securities. The Company intends and has the ability to hold these investments to maturity. Securities with original maturity dates of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates.

Deferred Offering Costs

Deferred offering costs are expenses directly related to the Shelf Registration Statement on Form S-3 filed with the Securities Exchange Commission (“SEC”) on July 1, 2022 and declared effective on July 11, 2022 (the “Shelf Registration”). These costs consist of legal, accounting, printing and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the Shelf Registration. Deferred costs associated with the Shelf Registration will be reclassified to additional paid-in capital on a pro-rata basis when the Company completes offerings under the Shelf Registration. Any remaining deferred offering costs will be charged to the statement of operations at the earlier of when it becomes probable that the offering will not result in the receipt of proceeds from the issuance of securities or at the end of the three-year life of the Shelf Registration.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. The standard also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The Company adopted the new standard effective January 1, 2022 using the modified retrospective approach.

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

As a result of adopting the new standard, the Company recognized right of use assets of $1,882,696 and lease liabilities of $2,020,839 as of January 1, 2022. Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation for the three and six months ended June 30, 2022. Specifically, prior to the adoption of ASC 842, the Company presented capital leases together with long-term debt on the balance sheets. Financing leases (previously capital leases) is now presented separately on the balance sheets. In addition, prior to the adoption of ASC 842, the Company presented the non-cash change in deferred rent as deferred rent within the operating section of the statement of cash flows. This balance is now presented on the operating lease right of use asset line within the operating section of the statement of cash flows. The adoption of this standard did not have a material impact on income or cash flows. See Note 11 for further details.

Accounting Pronouncements Not Yet Adopted

The FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments and an updated ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted are trade and other receivables, held-to-maturity debt securities, loans and other instruments. There are various transition methods available upon adoption. As an emerging growth company, the Company is permitted to defer adoption until the private company adoption date of annual periods started after December 15, 2022. The Company is currently evaluating the impact of adoption on its financial statements.

NOTE 2 — INVESTMENTS

The Company currently invests its excess cash in U.S. Treasury securities. The Company intends and has the ability to hold these investments to maturity. Securities with original maturity dates of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates.

The amortized cost and estimated fair values of the Company’s investments as of June 30, 2022 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value
Short-term:
U.S. treasury notes	$20,080,428	$—	$112,408	$19,968,020
Long-term:
U.S. treasury notes	5,938,963	—	46,783	5,892,180
Total	$26,019,391	$—	$159,191	$25,860,200

The maturity dates of the Company’s investments are as follows:

June 30, 2022
Less than one year	$20,080,428
1-2 years	5,938,963
Total	$26,019,391

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2022	2021
Lab equipment	$1,706,468	$1,549,416
Leasehold improvements	3,366,458	3,239,307
Furniture, fixtures and computers	1,994,172	1,671,793
	7,067,098	6,460,516
Less accumulated depreciation and amortization	(1,274,932)	(868,790)
	$5,792,166	$5,591,726

Depreciation and amortization expense was $273,610 and $29,145 for the three months ended June 30, 2022 and 2021, respectively, and $536,507 and $59,174 for the six months ended June 30, 2022 and 2021, respectively.

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

The Company recorded its equity method share of losses from January 1, 2021 to March 15, 2021 in the condensed statements of operations. Financial information from the financial statements of Reprise is summarized as follows:

Period Ended
March 15,
2021
Net sales	$93,985
Gross margin	$47,708
Net loss	$(1,376,522)
Miromatrix Medical Inc. share of net loss	$(223,633)

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	June 30,	December 31,
	2022	2021
Wages	$923,423	$704,502
Legal	145,191	37,000
Taxes	56,163	101,221
Insurance	25,540	—
Key opinion leader compensation	14,025	25,500
Royalties	988	2,000
Facility costs	—	242,892
Supplies	—	127,505
Other	285,604	188,002
Accrued expenses	$1,450,934	$1,428,622

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

The Company classifies its investments in treasury notes as Level 1 in the fair value hierarchy. While the market for these securities are highly liquid and active, quoted prices for these securities may at times be derived from pricing models which use observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data including market research publications.

NOTE 7 — DEBT

In January 2012, the Company signed a promissory note with the Regents of the University of Minnesota (the “University”) for $405,559. Commencing on January 1, 2016, the promissory note bears interest at 3% per annum, compounded monthly. The Company is required to make monthly principal and interest payments of $7,737 until the note is paid in full. The note has a maturity date of December 31, 2022 and is unsecured. In association with the promissory note, the Company issued the University warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.69, which were exercised in the second quarter of 2022. As of June 30, 2022 and December 31, 2021, the principal outstanding on this loan was $38,399 and $83,849, respectively.

In May 2015, the Company entered into a loan agreement with the Minnesota Department of Employment & Economic Development under which the Company borrowed $250,000. The loan did not bear interest, was due in a lump sum payment on April 1, 2022 and was uncollateralized. As of June 30, 2022 and December 31, 2021, the balance outstanding on this loan was $0 and $250,000, respectively.

In January 2019, the Company issued the University a promissory note in the amount of $385,997 in satisfaction of the Company’s minimum royalty obligation for the year ended December 31, 2018. The note bears interest at 6% per annum, compounded annually, and is due on January 31, 2025. In addition, the Company issued the University a 10-year warrant to purchase 20,587 shares of the Company’s common stock at an exercise price of $3.75 per share, which have not been exercised as of June 30, 2022. As of both June 30, 2022 and December 31, 2021, the balance outstanding on this loan was $385,997.

Future principal maturities for debt were as follows:

Amounts Due in the Twelve Months Ended June 30,
2023	$38,399
2024	—
2025	385,997
Total future maturities payments	424,396
Less current portion	(38,399)
Long-term debt	$385,997

NOTE 8 — EQUITY

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

As of June 30, 2022 and December 31, 2021, there were 20,813,741 and 20,385,645 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.00001. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

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

In May 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants of the Company. Shares of common stock underlying outstanding awards under the 2019 Plan and 2021 Plan that expire, are forfeited, are retained by the Company to satisfy any exercise price or any tax withholding, repurchased by the Company at their original purchase price or settled in cash may be added to the number of shares of common stock available for issuance under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will automatically increase on the first day of each fiscal year, beginning January 1, 2022, in the amount equal to the lesser of (a) 4.5% of the total number of shares of common stock outstanding as of December 31 of the immediately preceding calendar year, (b) 600,000 shares of common stock, or (c) such lessor number of shares as determined by the Board of Directors. On January 1, 2022, the number of shares reserved for issuance under the 2021 Plan automatically increased by 600,000 shares of common stock.

As of June 30, 2022, there were 2,525,548 and 354,000 stock options outstanding under the 2010 Plan and 2019 Plan, respectively. As of June 30, 2022, there were 1,075,208 stock options and 192,535 restricted stock units outstanding under the 2021 Plan.

As of June 30, 2022, there were 923,257 shares of common stock available for issuance under the 2021 Plan.

Stock Options

The Company recognizes stock option compensation expense based on the grant date fair value of the award. The Company issues new common shares for stock options exercised.

Stock option activity for the six months ended June 30, 2022 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of the period	3,526,138	$3.99
Granted	754,000	$4.05
Exercised	(205,507)	$1.25
Canceled or expired	(119,875)	$6.98
Options outstanding at end of the period	3,954,756	$4.03
Options exercisable	2,869,631	$3.61

Stock-based compensation expense related to stock options was $141,773 and $105,879 for the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense related to stock options was $332,589 and $239,330 for the six months ended June 30, 2022 and 2021, respectively.

The Company has granted stock options to key opinion leaders which are marked to market at each reporting period with the change in the accrued balance expensed through research and development operating expenses. Stock-based compensation related to the key opinion leaders was expense of $1,400 and income of $11,475 for the three and six months ended June 30, 2022, respectively. Stock-based compensation expense related to the key opinion leaders was $43,500 for both the three and six months ended June 30, 2021.

The weighted average fair value of options granted during the six months ended June 30, 2022 and 2021 was $1.48 and $3.84 per share, respectively.

Restricted Stock Units

The Company recognizes restricted stock unit (“RSU”) compensation expense based on the grant date fair value of the award. Each RSU is eligible to vest over time and settle into one newly issued share of Company common stock.

RSU activity for the six months ended June 30, 2022 was as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Unvested at beginning of the period	51,331	$8.29
Granted	172,234	$4.42
Vested	(31,030)	$7.38
Canceled	—	$—
Unvested at end of the period	192,535	$4.78

Stock-based compensation expense related to RSUs was $126,017 and $256,307 for the three and six months ended June 30, 2022, respectively. There was no stock-based compensation expense related to RSUs recorded for the three and six months ended June 30, 2021.

Employee Stock Purchase Plan

The Company accounts for employee stock purchases made under its 2021 Employee Stock Purchase Plan (“2021 ESPP”) using the estimated grant date fair value in accordance with Accounting Standards Codification, Topic 718, Stock Compensation. The Company values ESPP shares using the Black-Scholes model.

There were no shares issued under the 2021 ESPP during the six months ended June 30, 2022.

Stock Warrants

Stock warrant activity for the six months ended June 30, 2022 was as follows:

Common warrants
Warrants outstanding at beginning of the period	795,379
Granted	—
Exercised	(191,559)
Expired	(4,629)
Warrants outstanding at end of period	599,191

NOTE 9 — SIGNIFICANT CUSTOMERS

The Company had one customer that accounted for 100% of total revenue for the three and six months ended June 30, 2022 and 2021. The current receivable for this customer is included in Receivable from Reprise on the condensed balance sheets. The long-term receivable related to minimum royalties from this customer has been completely reserved against due to uncertainty regarding collectability. See Note 12 for further details.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Patent License Agreement

Under an Exclusive Patent License Agreement between the Company and the University, the Company is required to make minimum royalty payments to the University of $500,000 per year. Under the Patent and Know-How License Agreement with Reprise, Reprise has minimum royalty obligations to the Company of $500,000 per year (See Note 12).

NOTE 11 — LEASES

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

Supplemental condensed balance sheet information for the Company is as follows:

Leases	Classification	June 30, 2022
Assets
Operating lease assets	Right of use asset	$1,772,441
Financing lease assets	Property and equipment, net of accumulated depreciation	$100,285

Liabilities
Current
Operating	Current portion of lease liability	$374,280
Financing	Current portion of financing lease obligations	$57,848
Noncurrent
Operating	Lease liability, net	$2,917,628
Financing	Financing lease obligations, net	$26,469

Information on the Company’s lease costs is as follows:

		Three Months Ended	Six Months Ended
Lease cost	Classification	June 30, 2022	June 30, 2022
Operating lease cost	Operating expenses: General and administrative	$82,885	$163,569
Financing lease cost
Amortization of leased assets	Depreciation and amortization	$9,479	$18,959
Interest on lease liabilities	Interest expense	$1,228	$2,943
Variable lease cost(1)	Operating expenses: General and administrative	$57,090	$96,319
(1)	Variable lease costs consist primarily of taxes, insurance and common area maintenance costs for the Company’s operating lease.

Future payments for the Company’s leases are as follows:

Amounts Due in Fiscal Year Ending	Operating Leases	Financing Leases	Total
Remainder of 2022	$248,383	$30,847	$279,230
2023	511,669	46,298	557,967
2024	527,020	12,030	539,050
2025	542,830	—	542,830
2026	559,115	—	559,115
Thereafter	1,423,621	—	1,423,621
Total lease payments	3,812,638	89,175	3,901,813
Less imputed interest	(520,730)	(4,858)	(525,588)
Present value of lease liabilities	$3,291,908	$84,317	$3,376,225

Additional information related to leases is as follows:

Lease term and discount rate	June 30, 2022
Weighted-average remaining term (years)
Operating lease	6.9
Financing leases	1.5
Weighted-average discount rate
Operating lease	4.2%
Financing leases	6.4%

Disclosures Related to Periods Prior to Adoption of New Lease Standard

Capital Leases

In October 2018, the Company signed a lease agreement for a piece of equipment that is being accounted for as a capitalized lease. The total cost of the equipment was $102,026. The lease bears interest at 7.2% and the Company will make 60 monthly payments of $1,863 until the lease is paid in full. As of December 31, 2021, the amount outstanding on the lease was $38,271. The lease is secured by the piece of equipment.

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

Operating Leases

The Company entered into operating leases primarily for its corporate headquarters, which houses its research and development operations and office space. Total expense under operating leases for three and six months ended June 30, 2021 was $58,280 and $123,293, respectively.

NOTE 12 — RELATED PARTY TRANSACTIONS

A corporation owned by a former director of the Company that resigned as a director in June 2021 received payments for providing a consultant to the Company of $0 and $2,233 for the three months ended June 30, 2022 and 2021, respectively, and $768 and $3,851 for the six months ended June 30, 2022 and 2021, respectively.

The Company received $3,952 and $9,139 for the three months ended June 30, 2022 and 2021, respectively, and $10,720 and $15,247 for the six months ended June 30, 2022 and 2021, respectively, as royalties related to the spin-out of the Acellular Business to Reprise. As of June 30, 2022, the Company had a current portion of deferred royalty liability of $735,688 and long-term deferred royalty liability of $491,733, and as of December 31, 2021, the Company had a current portion of deferred royalty liability of $488,368 and long-term deferred royalty liability of $491,733 that relate to the Company’s minimum royalty obligation to the University.

As of June 30, 2022 and December 31, 2021, the Company had long term receivables of $1,159,684 and $920,404, respectively, but due to the uncertainty regarding collectability the Company fully reserved against the receivables.

NOTE 13 — NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period. Due to the existence of net losses for the three and six months ended June 30, 2022 and 2021, basic and diluted net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities would have had an antidilutive impact due to losses reported for the periods presented:

	Three and Six Months Ended June 30,
	2022	2021
Common stock options outstanding	3,954,756	3,630,255
Common stock warrants	599,191	965,619
Restricted stock units	192,535	—
Total common stock equivalents	4,746,482	4,595,874

NOTE 14 — SUBSEQUENT EVENTS

On July 1, 2022, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper Sandler”). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company may issue and sell through Piper Sandler, acting as the sales agent, shares of the Company’s common stock, $0.00001 par value per share, having an aggregate offering price of up to $50.0 million. The Company has no obligation to sell any such shares under the Equity Distribution Agreement. The sale of such shares of common stock by Piper Sandler will be effected pursuant to the Shelf Registration. The Company did not issue any shares under the Equity Distribution Agreement in the three or six months ended June 30, 2022.

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

Components of Our Results of Operations

Licensing Revenue

For the periods presented, all of our revenue consists of licensing revenue pursuant to our license agreement with Reprise Biomedical, Inc. (“Reprise”). Revenue pursuant to this agreement is recognized at the later of (i) when the related sales occur after the minimum guarantee is satisfied, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Due to the uncertainty regarding the collectability of these minimum royalties from Reprise, the Company has set up an allowance to offset the entire remaining minimum royalty receivable amount.

Cost of Goods Sold

Cost of goods sold relates to our license agreement with the University of Minnesota (the “University”), pursuant to which we owe the University royalties on our revenues, which are subject to annual minimum payments.

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and U.S Treasury securities.

Interest Expense

Interest expense consists of interest under our loan agreements. See “— Liquidity and Capital Resources.”

Results of Operations

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

	Three Months Ended
	June 30,		Change
	2022	2021	Dollar	Percentage
Licensing revenue	$3,952	$9,139	$(5,187)	(56.8)%
Cost of goods sold	125,000	125,000	—	—
Gross loss	(121,048)	(115,861)	(5,187)	4.5
Operating expenses:
Research and development	4,988,233	2,480,887	2,507,346	101.1
Regulatory and clinical	419,394	103,256	316,138	306.2
Quality	517,333	86,257	431,076	499.8
General and administrative	2,188,460	786,322	1,402,138	178.3
Total operating expenses	8,113,420	3,456,722	4,656,698	134.7
Operating loss	(8,234,468)	(3,572,583)	(4,661,885)	130.5
Interest income	61,078	45	61,033	135,628.9
Interest expense	(8,799)	(280,663)	271,864	(96.9)
Amortization of discount on note	—	(30,052)	30,052	(100.0)
Change in fair value of derivative	—	52,991	(52,991)	(100.0)
Research grants	—	127,428	(127,428)	(100.0)
Net loss	$(8,182,189)	$(3,702,834)	$(4,479,355)	121.0%

Licensing Revenue

Licensing revenue was $3,952 for the three months ended June 30, 2022 and $9,139 for the three months ended June 30, 2021, a decrease of $5,187, or 56.8%. The licensing revenue is a result of the license agreement with Reprise. The remainder of minimum royalties due from Reprise for 2020 and 2021 have been deferred to 2022 and 2023, respectively. The remainder of minimum royalties due from Reprise for 2022 are due in January 2023. Due to the uncertainty regarding the collectability of these minimum royalties from Reprise, the Company has set up an allowance to offset the entire remaining minimum royalty receivable amount.

Cost of Goods Sold

Cost of goods sold was $125,000 for both the three months ended June 30, 2022 and 2021. Cost of goods sold relates to the minimum royalty due to the University under our license agreement.

Research and Development

Research and development expenses were $4,988,233 for the three months ended June 30, 2022 and $2,480,887 for the three months ended June 30, 2021, an increase of $2,507,346, or 101.1%. The increase was primarily due to a lab supply increase of $1,154,178, headcount increase which resulted in an increase in payroll expenses of $514,899, contract pre-clinical cost increase of $331,207 and consulting expense increase of $321,820.

Regulatory and Clinical

Regulatory and clinical expenses were $419,394 for the three months ended June 30, 2022 and $103,256 for the three months ended June 30, 2021, an increase of $316,138, or 306.2%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses of $191,822, as well as an increase of $66,476 in regulatory consulting and contracting expense.

Quality

Quality expenses were $517,333 for the three months ended June 30, 2022 and $86,257 for the three months ended June 30, 2021, an increase of $431,076, or 499.8%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses of $190,531, lab supplies increase of $123,297 and consulting expense increase of $81,467.

General and Administrative

General and administrative expenses were $2,188,460 for the three months ended June 30, 2022 and $786,322 for the three months ended June 30, 2021, an increase of $1,402,138, or 178.3%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses of $670,081, insurance expense increase of $276,623, office expense increase of $190,538, depreciation expense increase of $149,594 and consulting expense increase of $40,759. These increases can primarily be attributed to the cost of being a public company.

Interest Income

Interest income was $61,078 for the three months ended June 30, 2022 and $45 for the three months ended June 30, 2021, an increase of $61,033. The increase was primarily due to U.S. Treasury securities purchased during the second quarter of 2022 with cash received from our initial public offering (“IPO”).

Interest Expense

Interest expense was $8,799 for the three months ended June 30, 2022 and $280,663 for the three months ended June 30, 2021, a decrease of $271,864, or 96.9%. The decrease was primarily due to the $6,000,000 convertible promissory note issued to Cheshire MD Holdings, LLC (the “Cheshire Note”) being converted to equity in June 2021, and therefore there was no interest expense related to the Cheshire Note in 2022 compared to 2021.

Amortization of Discount on Note

Amortization expense related to the Cheshire Note was $0 for the three months ended June 30, 2022 and $30,052 for the three months ended June 30, 2021. The decrease was due to the Cheshire Note being converted to equity in June 2021, and therefore there was no amortization expense related to the Cheshire Note in 2022 compared to 2021.

Change in Fair Value of Derivative

The fair value of the embedded derivative related to the Cheshire Note was $0 for the three months ended June 30, 2022 and $52,991 for the three months ended June 30, 2021. The decrease in the change in fair value of the embedded derivative was due to the Cheshire Note being converted to equity in June 2021.

Research Grants

Research grants were $0 for the three months ended June 30, 2022 and $127,428 for the three months ended June 30, 2021. The decrease in research grants was primarily due to decreases in pre-clinical contracting, resulting in lower grant funds.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

	Six Months Ended
	June 30,		Change
	2022	2021	Dollar	Percentage
Licensing revenue	$10,720	$15,247	$(4,527)	(29.7)%
Cost of goods sold	250,000	250,000	—	—
Gross loss	(239,280)	(234,753)	(4,527)	1.9
Operating expenses:
Research and development	8,994,141	4,348,888	4,645,253	106.8
Regulatory and clinical	774,632	186,961	587,671	314.3
Quality	958,268	172,044	786,224	457.0
General and administrative	4,461,775	1,349,196	3,112,579	230.7
Total operating expenses	15,188,816	6,057,089	9,131,727	150.8
Operating loss	(15,428,096)	(6,291,842)	(9,136,254)	145.2
Interest income	61,848	85	61,763	72,662.4
Interest expense	(19,690)	(586,037)	566,347	(96.6)
Amortization of discount on note	—	(62,638)	62,638	(100.0)
Change in fair value of derivative	—	246,962	(246,962)	(100.0)
Research grants	—	277,965	(277,965)	(100.0)
Equity loss in affiliate	—	(223,633)	223,633	(100.0)
Gain on sale of equity investment	—	1,983,912	(1,983,912)	(100.0)
Gain on debt extinguishment	—	518,050	(518,050)	(100.0)
Net loss	$(15,385,938)	$(4,137,176)	$(11,248,762)	271.9%

Licensing Revenue

Licensing revenue was $10,720 for the six months ended June 30, 2022 and $15,247 for the six months ended June 30, 2021, a decrease of $4,527, or 29.7%. The licensing revenue is a result of the licensing agreement with Reprise. The remainder of minimum royalties due from Reprise for 2020 and 2021 have been deferred to 2022 and 2023, respectively. The remainder of minimum royalties due from Reprise for 2022 are due in January 2023. Due to the uncertainty regarding the collectability of these minimum royalties from Reprise, the Company has set up an allowance to offset the entire remaining minimum royalty receivable amount.

Cost of Goods Sold

Cost of goods sold was $250,000 for both the six months ended June 30, 2022 and 2021. Cost of goods sold relates to the minimum royalty due to the University under our license agreement.

Research and Development

Research and development expenses were $8,994,141 for the six months ended June 30, 2022 and $4,348,888 for the six months ended June 30, 2021, an increase of $4,645,253, or 106.8%. The increase was primarily due to lab supplies increase of $2,152,553, headcount increase which resulted in an increase in payroll expenses of $1,213,414, contract pre-clinical cost increase of $632,495, consulting expense increase of $377,826 and depreciation expense increase of $180,645.

Regulatory and Clinical

Regulatory and clinical expenses were $774,632 for the six months ended June 30, 2022 and $186,961 for the six months ended June 30, 2021, an increase of $587,671, or 314.3%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses of $375,791, as well as an increase in regulatory consulting and contracting expense of $149,215.

Quality

Quality expenses were $958,268 for the six months ended June 30, 2022 and $172,044 for the six months ended June 30, 2021, an increase of $786,224, or 457.0%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses of $399,756, lab supplies increase of $190,847 and consulting expense increase of $149,317.

General and Administrative

General and administrative expenses were $4,461,775 for the six months ended June 30, 2022 and $1,349,196 for the six months ended June 30, 2021, an increase of $3,112,579, or 230.7%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses of $1,378,467, insurance expense increase of $576,081, office expense increase of $349,382, depreciation expense increase of $296,688, legal and accounting expense increase of $148,258, other expense increase of $104,528 and consulting expense increase of $91,025. These increases can primarily be attributed to the cost of being a public company.

Interest Income

Interest income was $61,848 for the six months ended June 30, 2022 and $85 for the six months ended June 30, 2021, an increase of $61,763. The increase was primarily due to U.S. Treasury securities purchased during the second quarter of 2022 with cash received from the IPO.

Interest Expense

Interest expense was $19,690 for the six months ended June 30, 2022 and $586,037 for the six months ended June 30, 2021, a decrease of $566,347, or 96.6%. The decrease was primarily due to the interest expense on the $6,000,000 Cheshire Note being converted to equity in June 2021, and therefore there was no interest expense related to the Cheshire Note in 2022 compared to 2021.

Amortization of Discount on Note

Amortization expense related to the Cheshire Note was $0 for the six months ended June 30, 2022 and $62,638 for the six months ended June 30, 2021. The decrease was due to the Cheshire Note being converted to equity in June 2021, and therefore there was no amortization expense related to the Cheshire Note in 2022 compared to 2021.

Change in Fair Value of Derivative

The fair value of the embedded derivative related to the Cheshire Note was $0 for the six months ended June 30, 2022 and $246,962 for the six months ended June 30, 2021. The decrease in the change in fair value of the embedded derivative was due to the Cheshire Note being converted to equity in June 2021.

Research Grants

Research grants were $0 for the six months ended June 30, 2022 and $277,965 for the six months ended June 30, 2021. The decrease in research grants was primarily due to decreases in pre-clinical contracting, resulting in lower grant funds.

Equity Loss in Affiliate

Equity loss in affiliate was $0 for the six months ended June 30, 2022 and $223,633 for the six months ended June 30, 2021. The Company sold its remaining ownership interest in Reprise in March 2021, eliminating the need to record any such losses for future periods, including the six months ended June 30, 2022.

Gain on Sale of Equity Investment

The Company recognized a gain of $1,983,912 related to the sale of its remaining 1,800,000 shares of Reprise in March 2021.

Gain on Debt Extinguishment

The Company recognized a gain on the extinguishment of debt of $518,050 for the six months ended June 30, 2021 related to the forgiveness of our loan under the Small Business Administration’s Paycheck Protection Program.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the three months ended June 30, 2022 and 2021, we incurred net losses of $8,182,189 and $3,702,834, respectively. For the six months ended June 30, 2022 and 2021, we incurred net losses of $15,385,938 and $4,137,176, respectively. As of June 30, 2022, we had an accumulated deficit of $89,437,852.

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

Sources of Liquidity

To date, we have primarily financed our operations through equity and debt financings, as well as research grants and our IPO. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through 2023. As of June 30, 2022, we had cash and cash equivalents of $12,593,315, short-term investments of $20,080,428 and long-term investments of $5,938,693. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Until such time, if ever, as we can generate substantial revenue from sales of our bioengineered organs, we expect to finance our cash needs through a combination of equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, curtail or discontinue our product development or future commercialization efforts, or grant rights to develop and market products that we would otherwise prefer to develop and market ourselves.

Debt Financing

In January 2012, we signed a promissory note with the University for $405,559. The promissory note bears interest at 3% per annum, compounded monthly. The note is scheduled to mature on December 31, 2022 and is unsecured. We are required to make monthly principal and interest payments of $7,737 until the note is paid in full. In connection with the promissory note, we issued the University warrants to purchase 80,000 shares of our common stock at an exercise price of $1.69. As of June 30, 2022 and December 31, 2021, the principal outstanding on this loan was $38,399 and $83,849, respectively.

In May 2015, we entered into a loan agreement with the Minnesota Department of Employment & Economic Development under which we borrowed $250,000. The loan was unsecured and did not bear interest. The loan was due in a lump sum payment on April 1, 2022. As of June 30, 2022 and December 31, 2021, the balance outstanding on this loan was $0 and $250,000.

In January 2019, we issued the University a promissory note in the amount of $385,997 in satisfaction of our minimum royalty obligation under the license agreement with the University for the year ended December 31, 2018. The note bears interest at 6% per annum, compounded annually, and is due on January 31, 2025. In addition, we issued the University a 10-year warrant to purchase 20,587 shares of our common stock at an exercise price of $3.75 per share. As of both June 30, 2022 and December 31, 2021, the principal outstanding on this loan was $385,997.

Initial Public Offering

In June 2021, we completed our IPO through which we issued and sold 5,520,000 shares of common stock at $9.00 per share. In connection with the IPO, we raised $44,528,060, after deducting the underwriting discount and offering expenses payable by us.

Equity Distribution Agreement

On July 1, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper Sandler”). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as the sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3, filed with the SEC on July 1, 2022 and declared effective on July 11, 2022 (the “Registration Statement”). We did not issue any shares under the Equity Distribution Agreement in the six months ended June 30, 2022.

Registration Statement

We filed the Registration Statement with the SEC on July 1, 2022 which was declared effective on July 11, 2022. The Registration Statement registered the offer and sale of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities and an indeterminate number of warrants to purchase common stock, preferred stock, and various series of debt securities and/or warrants to purchase any of such securities, having an aggregate initial offering price of $200.0 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(13,790,978)	$(5,390,815)
Investing activities	(26,757,741)	1,913,888
Financing activities	330,503	65,558,289
Net (decrease) increase in cash and cash equivalents	$(40,218,216)	$62,081,362

Operating Activities

Net cash used in operating activities consisted of net losses adjusted for certain non-cash items and changes in operating assets and liabilities.

During the six months ended June 30, 2022, net cash used in operating activities was $13,790,978 and reflected (i) the net loss of $15,385,938, (ii) net non-cash usage items of $1,027,437, including $600,371 of stock-based compensation, $536,507 of depreciation and amortization expense, amortization of premium/discount on investments of $6,734 and $758 of loss on disposal of property and equipment, partially offset by non-cash interest income of $116,933, and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $567,523.

During the six months ended June 30, 2021, net cash used in operating activities was $5,390,815 and reflected (i) the net loss of $4,137,176, (ii) net non-cash items of $2,164,149, including a gain on sale of equity investment of $1,983,912, paycheck protection program loan forgiveness of $518,050, and the change in fair value of embedded derivative of $246,962, partially offset by stock-based compensation of $239,330, an equity loss in affiliate of $223,633, amortization of discount on note of $62,638 and depreciation and amortization expense of $59,174 and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $910,510.

Investing Activities

During the six months ended June 30, 2022, net cash used by investing activities was $26,757,741 and reflected purchase of investments of $26,026,125 and property and equipment purchases of $731,616.

During the six months ended June 30, 2021, net cash provided by investing activities was $1,913,888 and reflected proceeds from the sale of Reprise stock of $2,000,000, offset by property and equipment purchases of $86,112.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $330,503 and was primarily the result of proceeds from stock warrant exercises of $414,098 and proceeds from stock option exercises of $256,883; partially offset by payments on long-term debt of $295,450, payments on financing lease obligations of $26,488 and payments on offering costs of $18,540.

During the six months ended June 30, 2021, net cash provided by financing activities was $65,558,289 and was primarily the result of net proceeds from the IPO of $45,679,111, net proceeds from sales of Series C Preferred Stock of $19,891,670 and proceeds related to stock option and warrant exercises of $40,875, partially offset by payments on long-term debt of $44,109 and payments on financing lease obligations of $9,258.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2022, the Company issued 191,559 shares of its common stock related to stock warrant exercises for cash with a weighted average exercise price of $2.16 per share. The shares were issued in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to an “accredited investor,” as defined in Rule 501 of Regulation D of the Securities and Exchange Commission, without the use of any general solicitations or advertising to market or otherwise offer the securities for sale.

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

Pending the uses of proceeds above, we have invested in a variety of capital preservation instruments, including short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government.

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

MIROMATRIX MEDICAL INC.

Dated: August 15, 2022	By:	/s/ Jeffrey Ross
	Name:	Jeffrey Ross
	Title:	Chief Executive Officer
(on behalf of Registrant)

Dated: August 15, 2022	By:	/s/ James Douglas
	Name:	James Douglas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)