Form 10-Q
period 2022-09-30
Miromatrix Medical Inc.
filed 2022-11-14
CIK 1527096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 9, 2022, there were 20,904,295 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

MIROMATRIX MEDICAL INC.

Condensed Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,537,818	$52,811,531
Restricted cash	800,100	800,100
Short-term investments	26,003,087	—
Receivable from Reprise Biomedical, Inc.	12,395	17,819
Interest receivable	121,287	—
Tenant improvement allowance receivable	—	1,256,950
Prepaid expenses and other current assets	360,615	450,873
Total current assets	32,835,302	55,337,273
Deferred offering costs	232,899	—
Right of use asset	1,723,479	—
Property and equipment, net	5,816,028	5,591,726
Total assets	$40,607,708	$60,928,999

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$15,417	$333,849
Current portion of deferred royalties	857,589	488,368
Accounts payable	1,157,652	2,094,854
Current portion of financing lease obligations	52,911	58,037
Current portion of lease liability	381,925	—
Current portion of tenant improvement obligation	—	160,462
Accrued expenses	1,592,601	1,428,622
Total current liabilities	4,058,095	4,564,192
Deferred royalties, net	491,733	491,733
Long-term debt	385,997	385,997
Deferred rent	—	207,204
Financing lease obligations, net	17,282	52,768
Lease liability, net	2,819,716	—
Tenant improvement obligation, net	—	1,029,629
Accrued interest	92,094	71,592
Total liabilities	7,864,917	6,803,115
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.00001; 190,000,000 shares authorized; 20,904,295 issued and outstanding as of September 30, 2022 and 20,385,645 issued and outstanding as of December 31, 2021	209	204
Additional paid-in capital	129,808,488	128,177,594
Accumulated deficit	(97,065,906)	(74,051,914)
Total shareholders’ equity	32,742,791	54,125,884
Total liabilities and shareholders’ equity	$40,607,708	$60,928,999

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Licensing revenue	$12,395	$9,819	$23,115	$25,066
Cost of goods sold	125,000	125,000	375,000	375,000
Gross loss	(112,605)	(115,181)	(351,885)	(349,934)
Operating expenses:
Research and development	4,574,534	3,349,898	13,569,434	7,698,786
Regulatory and clinical	381,903	105,208	1,156,535	292,169
Quality	634,511	150,675	1,592,778	322,719
General and administration	2,052,731	1,487,654	6,513,748	2,836,850
Total operating expenses	7,643,679	5,093,435	22,832,495	11,150,524
Operating loss	(7,756,284)	(5,208,616)	(23,184,380)	(11,500,458)
Interest income	143,555	766	205,403	851
Interest expense	(15,325)	(15,255)	(35,015)	(601,292)
Amortization of discount on note	—	—	—	(62,638)
Change in fair value of derivative	—	—	—	246,962
Research grants	—	115,069	—	393,034
Equity loss in affiliate	—	—	—	(223,633)
Gain on sale of equity investment	—	—	—	1,983,912
Gain on debt extinguishment	—	50,455	—	568,505
Net loss	$(7,628,054)	$(5,057,581)	$(23,013,992)	$(9,194,757)
Net loss per share, basic and diluted	$(0.37)	$(0.25)	$(1.11)	$(1.08)
Weighted average shares used in computing net loss per share, basic and diluted	20,895,513	20,145,321	20,664,494	8,503,743

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Shareholders’ Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	20,813,741	$208	$129,448,942	$(89,437,852)	$40,011,298
Stock-based compensation expense	—	—	252,759	—	252,759
Exercise of stock options	85,431	1	106,787	—	106,788
Issuance of restricted shares	5,123	—	—	—	—
Net loss	—	—	—	(7,628,054)	(7,628,054)
Balance at September 30, 2022	20,904,295	$209	$129,808,488	$(97,065,906)	$32,742,791

Balance at June 30, 2021	20,024,552	$200	$126,926,215	$(63,518,334)	$63,408,081
Stock-based compensation expense	—	—	144,969	—	144,969
Exercise of stock options	218,116	2	768,853	—	768,855
Exercise of stock warrants	11,977	—	2,725	—	2,725
Net loss	—	—	—	(5,057,581)	(5,057,581)
Balance at September 30, 2021	20,254,645	$202	$127,842,762	$(68,575,915)	$59,267,049

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	20,385,645	$204	$128,177,594	$(74,051,914)	$54,125,884
Stock-based compensation expense	—	—	853,130	—	853,130
Exercise of stock options	290,938	3	363,668	—	363,671
Exercise of stock warrants	191,559	2	414,096	—	414,098
Issuance of restricted shares	36,153	—	—	—	—
Net loss	—	—	—	(23,013,992)	(23,013,992)
Balance at September 30, 2022	20,904,295	$209	$129,808,488	$(97,065,906)	$32,742,791

Balance at December 31, 2020	2,185,822	$22	$8,346,943	$(59,381,158)	$(51,034,193)
Stock-based compensation expense	—	—	384,299	—	384,299
Exercise of stock options	381,866	4	803,476	—	803,480
Exercise of stock warrants	77,886	—	8,975	—	8,975
Conversion of preferred stock to common stock	11,092,314	111	66,553,049	—	66,553,160
Note payable and accrued interest converted to common stock	996,757	10	7,152,389	—	7,152,399
Sales of common stock, net of expenses	5,520,000	55	44,593,631	—	44,593,686
Net loss	—	—	—	(9,194,757)	(9,194,757)
Balance at September 30, 2021	20,254,645	$202	$127,842,762	$(68,575,915)	$59,267,049

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(23,013,992)	$(9,194,757)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	817,792	93,575
Stock-based compensation	853,130	384,299
Loss on disposal of property and equipment	758	—
Non-cash interest income	(121,287)	—
Amortization of premium/discount on investments	23,038	—
Amortization of discount on note	—	62,638
Change in fair value of derivative	—	(246,962)
Gain on debt extinguishment	—	(568,505)
Equity loss in affiliate	—	223,633
Gain on sale of equity investment	—	(1,983,912)
Changes in operating assets and liabilities:
Receivable from Reprise Biomedical, Inc.	5,424	5,383
Grant receivable	—	(15,530)
Prepaid expenses	90,258	(203,734)
Operating lease right of use asset	(3,120,774)	—
Tenant improvement receivable reimbursement	1,256,950	—
Accounts payable and accrued expenses	(640,792)	2,649,560
Accrued interest	20,502	583,293
Operating lease liability	3,201,641	—
Net cash used in operating activities	(20,627,352)	(8,211,019)
Cash flows from investing activities:
Purchase of investments	(26,026,125)	—
Proceeds from sale of equity-method investment	—	2,000,000
Purchases of construction in process	—	(1,166,129)
Purchases of property and equipment	(856,062)	(281,560)
Net cash (used in) provided by investing activities	(26,882,187)	552,311
Cash flows from financing activities:
Payments on long-term debt	(318,432)	(61,303)
Payments on financing lease obligations	(40,612)	(22,084)
Proceeds from financing lease obligations	—	87,567
Payments on offering costs	(182,899)	—
Proceeds from sale of common stock, net	—	44,593,686
Proceeds from sale of preferred stock, net	—	19,891,670
Proceeds from stock warrant exercises	414,098	8,975
Proceeds from stock option exercises	363,671	803,480
Net cash provided by financing activities	235,826	65,301,991
Net (decrease) increase in cash and cash equivalents	(47,273,713)	57,643,283
Cash, cash equivalents and restricted cash at beginning of period	53,611,631	4,444,395
Cash, cash equivalents and restricted cash at end of period	$6,337,918	$62,087,678

Cash and cash equivalents	$5,537,818	$62,087,678
Restricted cash	800,100	—
Cash, cash equivalents and restricted cash at end of period	$6,337,918	$62,087,678

Supplemental disclosure of cash flow information:
Interest paid	$14,513	$17,999
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$186,791	$—
Accrued expenses related to deferred offering costs and financing	$50,000	$936,652

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Miromatrix Medical Inc. (the “Company”) is a life sciences company pioneering a novel technology for bioengineering fully transplantable organs to help save and improve patients’ lives. Founded in 2009, the Company is one of a small group of companies at the forefront of developing alternatives to human-donor organ transplants, and within this small group of companies there are important differences between the technologies being developed. The Company’s proprietary technology is a scalable platform that uses a two-step method of decellularization and recellularization designed to remove the porcine cells from the organs obtained from pigs and replace them with unmodified human cells. The Company’s initial development focus is on bioengineering livers and kidneys, and the Company’s technology platform is also applicable to bioengineering other organs, including hearts, lungs and pancreases. The Company has collaborations with the Mayo Clinic, Mount Sinai Health System and the Texas Heart Institute, and has received strategic investments from Baxter International, Inc., CareDx, Inc. and DaVita, Inc.

Basis of Preparation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

In the opinion of management, the accompanying condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, stockholders’ equity and cash flows for the interim periods but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2022 or any future period. The Company has evaluated subsequent events occurring after the date of the condensed financial statements for events requiring recording or disclosure in the condensed financial statements.

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

Investments

The Company invests its excess cash in U.S. Treasury securities. The Company intends and has the ability to hold these investments to maturity. Securities with original maturity dates of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates.

Deferred Offering Costs

Deferred offering costs are expenses directly related to the Shelf Registration Statement on Form S-3 filed with the SEC on July 1, 2022 and declared effective on July 11, 2022 (the “Shelf Registration”). These costs consist of legal, accounting, printing and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the Shelf Registration. Deferred costs associated with the Shelf Registration will be reclassified to additional paid-in capital on a pro-rata basis when the Company completes offerings under the Shelf Registration. Any remaining deferred offering costs will be charged to the statement of operations at the earlier of when it becomes probable that the offering will not result in the receipt of proceeds from the issuance of securities or at the end of the three-year life of the Shelf Registration.

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

The standard provides a number of optional practical expedients in transition. The Company elected to exercise the package of practical expedients, which, among other things, allows the Company to carryforward the determining lease classification and lease term.

As a result of adopting the new standard, the Company recognized right of use assets of $1,882,696 and lease liabilities of $2,020,839 as of January 1, 2022. Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation for the three and nine months ended September 30, 2022. Specifically, prior to the adoption of ASC 842, the Company presented capital leases together with long-term debt on the balance sheets. Financing leases (previously capital leases) is now presented separately on the balance sheets. In addition, prior to the adoption of ASC 842, the Company presented the non-cash change in deferred rent as deferred rent within the operating section of the statement of cash flows. This balance is now presented on the operating lease right of use asset line within the operating section of the statement of cash flows. The adoption of this standard did not have a material impact on income or cash flows. See Note 11 for further details.

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

NOTE 2 — INVESTMENTS

The Company currently invests its excess cash in U.S. Treasury securities. The Company intends and has the ability to hold these investments to maturity. Securities with original maturity dates of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. All investments held on September 30, 2022 had contractual maturities of less than one year.

The amortized cost and estimated fair values of the Company’s investments as of September 30, 2022 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value
Short-term:
U.S. Treasury notes	$26,003,087	$—	$259,547	$25,743,540
Total	$26,003,087	$—	$259,547	$25,743,540

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30,	December 31,
	2022	2021
Lab equipment	$1,977,436	$1,549,416
Leasehold improvements	3,371,915	3,239,307
Furniture, fixtures and computers	2,022,894	1,671,793
	7,372,245	6,460,516
Less accumulated depreciation and amortization	(1,556,217)	(868,790)
	$5,816,028	$5,591,726

Depreciation and amortization expense was $281,285 and $34,401 for the three months ended September 30, 2022 and 2021, respectively, and $817,792 and $93,575 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 4 — EQUITY METHOD INVESTMENT

The Company previously manufactured and sold acellular medical devices in the hernia mesh and wound care markets through a separately identifiable business unit (the “Acellular Business”). On June 30, 2019, the Acellular Business was spun-out to Reprise Biomedical, Inc. (“Reprise”). At the time of the spin-out and until November 15, 2020, the Company owned 4,500,000 shares of common stock of Reprise, which represented 45% ownership in Reprise. In November 2020, the Company sold 2,700,000 shares of common stock of Reprise for $3,000,000 and retained an 18% ownership interest in Reprise. The Company sold its remaining 1,800,000 shares of common stock of Reprise in March 2021 for $2,000,000.

The Company recorded its equity method share of losses from January 1, 2021 to March 15, 2021 in the condensed statements of operations. Financial information from the financial statements of Reprise is summarized as follows:

Period Ended
March 15,
2021
Net sales	$93,985
Gross margin	$47,708
Net loss	$(1,376,522)
Miromatrix Medical Inc. share of net loss	$(223,633)

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	September 30,	December 31,
	2022	2021
Wages	$1,186,427	$704,502
Taxes	84,569	101,221
Legal	79,919	37,000
Key opinion leader compensation	19,200	25,500
Royalties	3,099	2,000
Facility costs	—	242,892
Supplies	—	127,505
Other	219,387	188,002
Accrued expenses	$1,592,601	$1,428,622

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

The Company classifies its investments in U.S. Treasury notes as Level 1 in the fair value hierarchy. While the market for these securities are highly liquid and active, quoted prices for these securities may at times be derived from pricing models which use observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data including market research publications.

NOTE 7 — DEBT

In January 2012, the Company signed a promissory note with the Regents of the University of Minnesota (the “University”) for $405,559. Commencing on January 1, 2016, the promissory note bears interest at 3% per annum, compounded monthly. The Company is required to make monthly principal and interest payments of $7,737 until the note is paid in full. The note has a maturity date of December 31, 2022 and is unsecured. In association with the promissory note, the Company issued the University warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.69, which were exercised in the second quarter of 2022. As of September 30, 2022 and December 31, 2021, the principal outstanding on this loan was $15,417 and $83,849, respectively.

In May 2015, the Company entered into a loan agreement with the Minnesota Department of Employment & Economic Development under which the Company borrowed $250,000. The loan did not bear interest, was due in a lump sum payment on April 1, 2022 and was uncollateralized. As of September 30, 2022 and December 31, 2021, the balance outstanding on this loan was $0 and $250,000, respectively.

In January 2019, the Company issued the University a promissory note in the amount of $385,997 in satisfaction of the Company’s minimum royalty obligation for the year ended December 31, 2018. The note bears interest at 6% per annum, compounded annually, and is due on January 31, 2025. In addition, the Company issued the University a 10-year warrant to purchase 20,587 shares of the Company’s common stock at an exercise price of $3.75 per share, which have not been exercised as of September 30, 2022. As of both September 30, 2022 and December 31, 2021, the balance outstanding on this loan was $385,997.

Future principal maturities for debt were as follows:

Amounts Due in the Twelve Months Ended September 30,
2023	$15,417
2024	—
2025	385,997
Total future maturities payments	401,414
Less current portion	(15,417)
Long-term debt	$385,997

NOTE 8 — EQUITY

Common Stock

The Company is authorized to issue 190,000,000 shares of common stock, with a par value of $0.00001. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of common stockholders. Subject to preferences that may be applicable to any outstanding preferred shares, each share of common stock is entitled to share pro rata in any distributions. In any distribution of capital assets, holders of common stock are entitled to receive pro rata the assets remaining after payment of liabilities and liquidation preferences on any outstanding preferred stock.

As of September 30, 2022 and December 31, 2021, there were 20,904,295 and 20,385,645 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.00001. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Equity Incentive Plans

In February 2010, the Company adopted a stock option plan (the “2010 Plan”). In July 2019, the Company adopted a stock option plan (the “2019 Plan”), which served as the successor to the 2010 Plan. The 2019 Plan provided for granting of stock options to employees, directors and consultants of the Company. The Company ceased making awards under the 2019 Plan upon stockholder approval of the 2021 Plan (defined below).

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

As of September 30, 2022, there were 2,415,853 and 307,000 stock options outstanding under the 2010 Plan and 2019 Plan, respectively. As of September 30, 2022, there were 1,151,333 stock options and 240,587 restricted stock units outstanding under the 2021 Plan.

As of September 30, 2022, there were 809,927 shares of common stock available for issuance under the 2021 Plan.

Stock Options

The Company recognizes stock option compensation expense based on the grant date fair value of the award. The Company issues new common shares for stock options exercised.

Stock option activity for the nine months ended September 30, 2022 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of the period	3,526,138	$3.99
Granted	873,000	$3.87
Exercised	(290,938)	$1.25
Canceled or expired	(234,014)	$5.48
Options outstanding at end of the period	3,874,186	$4.06
Options exercisable	2,791,561	$3.71

Stock-based compensation expense related to stock options was $163,326 and $117,469 for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense related to stock options was $495,915 and $400,299 for the nine months ended September 30, 2022 and 2021, respectively.

Included in the stock-based compensation expense numbers above are stock options the Company has granted to key opinion leaders which are marked to market at each reporting period with the change in the accrued balance expensed through research and development operating expenses. Stock-based compensation expense related to the key opinion leaders was expense of $5,175 and income of $6,300 for the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense related to the key opinion leaders was $22,500 and $66,000 for three and nine months ended September 30, 2021, respectively.

The weighted average fair value of options granted during the nine months ended September 30, 2022 and 2021 was $1.42 and $4.33 per share, respectively.

Restricted Stock Units

The Company recognizes restricted stock unit (“RSU”) compensation expense based on the grant date fair value of the award. Each RSU is eligible to vest over time and settle into one newly issued share of Company common stock.

RSU activity for the nine months ended September 30, 2022 was as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Unvested at beginning of the period	51,331	$8.29
Granted	236,174	$3.98
Vested	(36,153)	$7.38
Canceled	(10,765)	$4.20
Unvested at end of the period	240,587	$4.28

Stock-based compensation expense related to RSUs was $94,608 and $350,915 for the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense related to RSUs was $50,000 for both the three and nine months ended September 30, 2021.

Employee Stock Purchase Plan

The Company accounts for employee stock purchases made under its 2021 Employee Stock Purchase Plan (“2021 ESPP”) using the estimated grant date fair value in accordance with Accounting Standards Codification, Topic 718, Stock Compensation. The Company values ESPP shares using the Black-Scholes model.

There were no shares issued under the 2021 ESPP during the nine months ended September 30, 2022.

Stock Warrants

Stock warrant activity for the nine months ended September 30, 2022 was as follows:

Common warrants
Warrants outstanding at beginning of the period	795,379
Granted	—
Exercised	(191,559)
Expired	(4,629)
Warrants outstanding at end of period	599,191

NOTE 9 — SIGNIFICANT CUSTOMERS

The Company had one customer that accounted for 100% of total revenue for the three and nine months ended September 30, 2022 and 2021. The current receivable for this customer is included in Receivable from Reprise on the condensed balance sheets. The long-term receivable related to minimum royalties from this customer has been completely reserved against due to uncertainty regarding collectability. See Note 12 for further details.

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

Supplemental condensed balance sheet information for the Company is as follows:

Leases	Classification	September 30, 2022
Assets
Operating lease assets	Right of use asset	$1,723,479
Financing lease assets	Property and equipment, net of accumulated depreciation	$90,805

Liabilities
Current
Operating	Current portion of lease liability	$381,925
Financing	Current portion of financing lease obligations	$52,911
Noncurrent
Operating	Lease liability, net	$2,819,716
Financing	Financing lease obligations, net	$17,282

Information on the Company’s lease costs is as follows:

		Three Months Ended	Nine Months Ended
Lease cost	Classification	September 30, 2022	September 30, 2022
Operating lease cost	Operating expenses: General and administrative	$82,886	$246,455
Financing lease cost
Amortization of leased assets	Depreciation and amortization	$9,480	$28,439
Interest on lease liabilities	Interest expense	$1,299	$4,242
Variable lease cost(1)	Operating expenses: General and administrative	$55,165	$151,484
(1)	Variable lease costs consist primarily of taxes, insurance and common area maintenance costs for the Company’s operating lease.

Future payments for the Company’s leases are as follows:

Amounts Due in Fiscal Year Ending	Operating Leases	Financing Leases	Total
Remainder of 2022	$124,192	$15,423	$139,615
2023	511,669	46,298	557,967
2024	527,020	12,030	539,050
2025	542,830	—	542,830
2026	559,115	—	559,115
Thereafter	1,423,621	—	1,423,621
Total lease payments	3,688,447	73,751	3,762,198
Less imputed interest	(486,806)	(3,558)	(490,364)
Present value of lease liabilities	$3,201,641	$70,193	$3,271,834

Additional information related to leases is as follows:

Lease term and discount rate	September 30, 2022
Weighted-average remaining term (years)
Operating lease	6.7
Financing leases	1.3
Weighted-average discount rate
Operating lease	4.2%
Financing leases	6.5%

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

Operating Leases

The Company entered into operating leases primarily for its corporate headquarters, which houses its research and development operations and office space. Total expense under operating leases for three and nine months ended September 30, 2021 was $60,097 and $183,389, respectively.

NOTE 12 — RELATED PARTY TRANSACTIONS

A corporation owned by a former director of the Company who resigned as a director in June 2021 received payments for providing a consultant to the Company of $0 and $1,141 for the three months ended September 30, 2022 and 2021, respectively, and $768 and $4,992 for the nine months ended September 30, 2022 and 2021, respectively.

The Company received $12,395 and $9,819 for the three months ended September 30, 2022 and 2021, respectively, and $23,115 and $25,066 for the nine months ended September 30, 2022 and 2021, respectively, as royalties related to the spin-out of the Acellular Business to Reprise.

As of September 30, 2022 and December 31, 2021, the Company had long term receivables of $1,272,289 and $920,404, respectively, but due to the uncertainty regarding collectability the Company fully reserved against the receivables.

As of September 30, 2022, the Company had a current portion of deferred royalty liability of $857,589 and long-term deferred royalty liability of $491,733, and as of December 31, 2021, the Company had a current portion of deferred royalty liability of $488,368 and long-term deferred royalty liability of $491,733 that relate to the Company’s minimum royalty obligation to the University.

NOTE 13 — NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period. Due to the existence of net losses for the three and nine months ended September 30, 2022 and 2021, basic and diluted net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities would have had an antidilutive impact due to losses reported for the periods presented:

	Three and Nine Months Ended September 30,
	2022	2021
Common stock options outstanding	3,874,186	3,464,805
Common stock warrants	599,191	950,879
Restricted stock units	240,587	—
Total common stock equivalents	4,713,964	4,415,684

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

Overview

We are a life sciences company pioneering a novel technology for bioengineering fully transplantable organs to help save and improve patients’ lives. Founded in 2009, we are one of a small group of companies at the forefront of developing alternatives to human-donor organ transplants, and within this small group of companies there are important differences between the technologies being developed. Our proprietary technology is a scalable platform that uses a two-step method of decellularization and recellularization designed to remove the porcine cells from the organs obtained from pigs and replace them with unmodified human cells. Our initial development focus is on bioengineering livers and kidneys, and our technology platform is also applicable to bioengineering other organs, including hearts, lungs and pancreases. We have collaborations with the Mayo Clinic, Mount Sinai and the Texas Heart Institute, and have received strategic investments from Baxter, CareDx and DaVita.

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and U.S. Treasury securities.

Interest Expense

Interest expense consists of interest under our loan agreements. See “— Liquidity and Capital Resources.”

Results of Operations

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

	Three Months Ended
	September 30,		Change
	2022	2021	Dollar	Percentage
Licensing revenue	$12,395	$9,819	$2,576	26.2%
Cost of goods sold	125,000	125,000	—	—
Gross loss	(112,605)	(115,181)	2,576	(2.2)
Operating expenses:
Research and development	4,574,534	3,349,898	1,224,636	36.6
Regulatory and clinical	381,903	105,208	276,695	263.0
Quality	634,511	150,675	483,836	321.1
General and administrative	2,052,731	1,487,654	565,077	38.0
Total operating expenses	7,643,679	5,093,435	2,550,244	50.1
Operating loss	(7,756,284)	(5,208,616)	(2,547,668)	48.9
Interest income	143,555	766	142,789	18,640.9
Interest expense	(15,325)	(15,255)	(70)	0.5
Research grants	—	115,069	(115,069)	(100.0)
Gain on debt extinguishment	—	50,455	(50,455)	(100.0)
Net loss	$(7,628,054)	$(5,057,581)	$(2,570,473)	50.8%

Licensing Revenue

Licensing revenue was $12,395 for the three months ended September 30, 2022 and $9,819 for the three months ended September 30, 2021, a decrease of $2,576, or 26.2%. The licensing revenue is a result of the license agreement with Reprise. The remainder of minimum royalties due from Reprise for 2020 and 2021 have been deferred to 2022 and 2023, respectively. The remainder of minimum royalties due from Reprise for 2022 are due in January 2023. Due to the uncertainty regarding the collectability of these minimum royalties from Reprise, the Company has set up an allowance to offset the entire remaining minimum royalty receivable amount.

Cost of Goods Sold

Cost of goods sold was $125,000 for both the three months ended September 30, 2022 and 2021. Cost of goods sold relates to the minimum royalty due to the University under our license agreement.

Research and Development

Research and development expenses were $4,574,534 for the three months ended September 30, 2022 and $3,349,898 for the three months ended September 30, 2021, an increase of $1,224,636, or 36.6%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses of $329,908, consulting expense increase of $418,906 and lab supply increase of $399,335.

Regulatory and Clinical

Regulatory and clinical expenses were $381,903 for the three months ended September 30, 2022 and $105,208 for the three months ended September 30, 2021, an increase of $276,695, or 263.0%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses of $201,909, as well as an increase of $53,355 in regulatory consulting and contracting expense.

Quality

Quality expenses were $634,511 for the three months ended September 30, 2022 and $150,675 for the three months ended September 30, 2021, an increase of $483,836, or 321.1%. The increase was primarily due to a lab supply increase of $330,617 and consulting expense increase of $134,362.

General and Administrative

General and administrative expenses were $2,052,731 for the three months ended September 30, 2022 and $1,487,654 for the three months ended September 30, 2021, an increase of $565,077, or 38.0%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses of $340,134, office expense increase of $168,024, and depreciation expense increase of $149,868. The increase was partially offset by consulting expense decrease of $73,184, insurance expense decrease of $52,109 and legal and accounting expense decrease of $44,752.

Interest Income

Interest income was $143,555 for the three months ended September 30, 2022 and $766 for the three months ended September 30, 2021, an increase of $142,789. The increase was primarily due to U.S. Treasury securities purchased during the second quarter of 2022 with cash received from our initial public offering (“IPO”).

Interest Expense

Interest expense was $15,325 for the three months ended September 30, 2022 and $15,255 for the three months ended September 30, 2021, a decrease of $70, or 0.5%.

Research Grants

Research grants were $0 for the three months ended September 30, 2022 and $115,069 for the three months ended September 30, 2021. The decrease in research grants was primarily due to decreases in pre-clinical contracting, resulting in lower grant funds.

Gain on Debt Extinguishment

The Company recognized a gain on the extinguishment of debt of $50,455 for the three months ended September 30, 2021 related to the forgiveness of our loan under the Small Business Administration’s Paycheck Protection Program.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

	Nine Months Ended
	September 30,		Change
	2022	2021	Dollar	Percentage
Licensing revenue	$23,115	$25,066	$(1,951)	(7.8)%
Cost of goods sold	375,000	375,000	—	—
Gross loss	(351,885)	(349,934)	(1,951)	0.6
Operating expenses:
Research and development	13,569,434	7,698,786	5,870,648	76.3
Regulatory and clinical	1,156,535	292,169	864,366	295.8
Quality	1,592,778	322,719	1,270,059	393.5
General and administrative	6,513,748	2,836,850	3,676,898	129.6
Total operating expenses	22,832,495	11,150,524	11,681,971	104.8
Operating loss	(23,184,380)	(11,500,458)	(11,683,922)	101.6
Interest income	205,403	851	204,552	24,036.7
Interest expense	(35,015)	(601,292)	566,277	(94.2)
Amortization of discount on note	—	(62,638)	62,638	(100.0)
Change in fair value of derivative	—	246,962	(246,962)	(100.0)
Research grants	—	393,034	(393,034)	(100.0)
Equity loss in affiliate	—	(223,633)	223,633	(100.0)
Gain on sale of equity investment	—	1,983,912	(1,983,912)	(100.0)
Gain on debt extinguishment	—	568,505	(568,505)	(100.0)
Net loss	$(23,013,992)	$(9,194,757)	$(13,819,235)	150.3%

Licensing Revenue

Licensing revenue was $23,115 for the nine months ended September 30, 2022 and $25,066 for the nine months ended September 30, 2021, an increase of $1,951, or 7.8%. The licensing revenue is a result of the licensing agreement with Reprise. The remainder of minimum royalties due from Reprise for 2020 and 2021 have been deferred to 2022 and 2023, respectively. The remainder of minimum royalties due from Reprise for 2022 are due in January 2023. Due to the uncertainty regarding the collectability of these minimum royalties from Reprise, the Company has set up an allowance to offset the entire remaining minimum royalty receivable amount.

Cost of Goods Sold

Cost of goods sold was $375,000 for both the nine months ended September 30, 2022 and 2021. Cost of goods sold relates to the minimum royalty due to the University under our license agreement.

Research and Development

Research and development expenses were $13,569,434 for the nine months ended September 30, 2022 and $7,698,786 for the nine months ended September 30, 2021, an increase of $5,870,648, or 76.3%. The increase was primarily due to lab supply increase of $2,551,888, headcount increase which resulted in an increase in payroll expenses of $1,543,323, contract pre-clinical cost increase of $632,372, consulting expense increase of $792,193 and depreciation expense increase of $277,662.

Regulatory and Clinical

Regulatory and clinical expenses were $1,156,535 for the nine months ended September 30, 2022 and $292,169 for the nine months ended September 30, 2021, an increase of $864,366, or 295.8%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses of $577,700, as well as an increase in regulatory consulting and contracting expense of $202,568.

Quality

Quality expenses were $1,592,778 for the nine months ended September 30, 2022 and $322,719 for the nine months ended September 30, 2021, an increase of $1,270,059, or 393.5%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses of $414,730, lab supply increase of $521,564 and consulting expense increase of $320,741.

General and Administrative

General and administrative expenses were $6,513,748 for the nine months ended September 30, 2022 and $2,836,850 for the nine months ended September 30, 2021, an increase of $3,676,898, or 129.6%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses of $1,718,601, insurance expense increase of $523,972, office expense increase of $517,406, depreciation expense increase of $446,555, stockholder expense increase of $113,750, legal and accounting expense increase of $103,507 and consulting expense increase of $17,841. These increases can primarily be attributed to the cost of being a public company.

Interest Income

Interest income was $205,403 for the nine months ended September 30, 2022 and $851 for the nine months ended September 30, 2021, an increase of $204,552. The increase was primarily due to U.S. Treasury securities purchased during the second quarter of 2022 with cash received from the IPO.

Interest Expense

Interest expense was $35,015 for the nine months ended September 30, 2022 and $601,292 for the nine months ended September 30, 2021, a decrease of $566,277, or 94.2%. The decrease was primarily due to the interest expense on the $6,000,000 convertible promissory note issued to Cheshire MD Holdings, LLC ( the “Cheshire Note”) being converted to equity in June 2021, and therefore there was no interest expense related to the Cheshire Note in 2022 compared to 2021.

Amortization of Discount on Note

Amortization expense related to the Cheshire Note was $0 for the nine months ended September 30, 2022 and $62,638 for the nine months ended September 30, 2021. The decrease was due to the Cheshire Note being converted to equity in June 2021, and therefore there was no amortization expense related to the Cheshire Note in 2022 compared to 2021.

Change in Fair Value of Derivative

The fair value of the embedded derivative related to the Cheshire Note was $0 for the nine months ended September 30, 2022 and $246,962 for the nine months ended September 30, 2021. The decrease in the change in fair value of the embedded derivative was due to the Cheshire Note being converted to equity in June 2021.

Research Grants

Research grants were $0 for the nine months ended September 30, 2022 and $393,034 for the nine months ended September 30, 2021. The decrease in research grants was primarily due to decreases in pre-clinical contracting, resulting in lower grant funds.

Equity Loss in Affiliate

Equity loss in affiliate was $0 for the nine months ended September 30, 2022 and $223,633 for the nine months ended September 30, 2021. The Company sold its remaining ownership interest in Reprise in March 2021, eliminating the need to record any such losses for future periods, including the nine months ended September 30, 2022.

Gain on Sale of Equity Investment

The Company recognized a gain of $1,983,912 related to the sale of its remaining 1,800,000 shares of common stock of Reprise in March 2021.

Gain on Debt Extinguishment

The Company recognized a gain on the extinguishment of debt of $568,505 for the nine months ended September 30, 2021 related to the forgiveness of our loan under the Small Business Administration’s Paycheck Protection Program.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the three months ended September 30, 2022 and 2021, we incurred net losses of $7,628,054 and $5,057,581, respectively. For the nine months ended September 30, 2022 and 2021, we incurred net losses of $23,013,992 and $9,194,757, respectively. As of September 30, 2022, we had an accumulated deficit of $97,065,906.

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

Sources of Liquidity

To date, we have primarily financed our operations through equity and debt financings, as well as research grants and our IPO. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through December 2023. As of September 30, 2022, we had cash and cash equivalents of $5,537,818 and short-term investments of $26,003,087. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

Debt Financing

In January 2012, we signed a promissory note with the University for $405,559. The promissory note bears interest at 3% per annum, compounded monthly. The note is scheduled to mature on December 31, 2022 and is unsecured. We are required to make monthly principal and interest payments of $7,737 until the note is paid in full. In connection with the promissory note, we issued the University warrants to purchase 80,000 shares of our common stock at an exercise price of $1.69. As of September 30, 2022 and December 31, 2021, the principal outstanding on this loan was $15,417 and $83,849, respectively.

In May 2015, we entered into a loan agreement with the Minnesota Department of Employment & Economic Development under which we borrowed $250,000. The loan was unsecured and did not bear interest. The loan was due in a lump sum payment on April 1, 2022. As of September 30, 2022 and December 31, 2021, the balance outstanding on this loan was $0 and $250,000.

In January 2019, we issued the University a promissory note in the amount of $385,997 in satisfaction of our minimum royalty obligation under the license agreement with the University for the year ended December 31, 2018. The note bears interest at 6% per annum, compounded annually, and is due on January 31, 2025. In addition, we issued the University a 10-year warrant to purchase 20,587 shares of our common stock at an exercise price of $3.75 per share. As of both September 30, 2022 and December 31, 2021, the principal outstanding on this loan was $385,997.

Initial Public Offering

In June 2021, we completed our IPO through which we issued and sold 5,520,000 shares of common stock at $9.00 per share. In connection with the IPO, we raised $44,528,060, after deducting the underwriting discount and offering expenses payable by us.

Equity Distribution Agreement

On July 1, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper Sandler”). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as the sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3, filed with the SEC on July 1, 2022 and declared effective on July 11, 2022 (the “Registration Statement”). We did not issue any shares under the Equity Distribution Agreement in the nine months ended September 30, 2022.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(20,627,352)	$(8,211,019)
Investing activities	(26,882,187)	552,311
Financing activities	235,826	65,301,991
Net (decrease) increase in cash and cash equivalents	$(47,273,713)	$57,643,283

Operating Activities

Net cash used in operating activities consisted of net losses adjusted for certain non-cash items and changes in operating assets and liabilities.

During the nine months ended September 30, 2022, net cash used in operating activities was $20,627,352 and reflected (i) the net loss of $23,013,992, (ii) net non-cash usage items of $1,573,431, including $853,130 of stock-based compensation, $817,792 of depreciation and amortization expense, amortization of premium/discount on investments of $23,038 and $758 of loss on disposal of property and equipment, partially offset by non-cash interest income of $121,287, and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $813,209.

During the nine months ended September 30, 2021, net cash used in operating activities was $8,211,019 and reflected (i) the net loss of $9,194,757, (ii) net non-cash items of $2,035,234, including a gain on sale of equity investment of $1,983,912, paycheck protection program loan forgiveness of $568,505, and the change in fair value of embedded derivative of $246,962, partially offset by stock-based compensation of $384,299, an equity loss in affiliate of $223,633, amortization of discount on note of $62,638 and depreciation and amortization expense of $93,575 and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $3,018,972.

Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $26,882,187 and reflected purchase of investments of $26,026,125 and property and equipment purchases of $856,062.

During the nine months ended September 30, 2021, net cash provided by investing activities was $552,311 and reflected proceeds from the sale of Reprise stock of $2,000,000, partially offset by construction in process purchases of $1,166,129 and property and equipment purchases of $281,560.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $235,826 and was primarily the result of proceeds from stock warrant exercises of $414,098 and proceeds from stock option exercises of $363,671, partially offset by payments on long-term debt of $318,432, payments on offering costs of $182,899 and payments on financing lease obligations of $40,612.

During the nine months ended September 30, 2021, net cash provided by financing activities was $65,301,991 and was primarily the result of net proceeds from the IPO of $44,593,686, net proceeds from sales of Series C Preferred Stock of $19,891,670, proceeds related to stock option exercises of $803,480, proceeds from financing lease obligations of $87,567 and proceeds from stock warrant exercises of $8,975, partially offset by payments on long-term debt of $61,303 and payments on financing lease obligations of $22,084.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

MIROMATRIX MEDICAL INC.

Dated: November 14, 2022	By:	/s/ Jeffrey Ross
	Name:	Jeffrey Ross
	Title:	Chief Executive Officer
(on behalf of Registrant)

Dated: November 14, 2022	By:	/s/ James Douglas
	Name:	James Douglas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)