Form 10-K
period 2022-12-31
Miromatrix Medical Inc.
filed 2023-03-31
CIK 1527096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.1D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to price at which the registrant’s common stock was last sold as of June 30, 2022 was $73,529,097.

As of March 24, 2023, there were 27,233,263 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, or an amendment to this Form 10-K, which the Company intends to file with the SEC within 120 days after the fiscal year end covered by this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2022 (this “Form 10-k”) contains forward-looking statements concerning our business, operations and financial performance and conditions, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include:

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

Unless otherwise stated or the context otherwise indicates, references to Baxter, CareDx, DaVita and Mount Sinai refer to Baxter International Inc., CareDx, Inc., DaVita Inc. and the Mount Sinai Health System, respectively.

Item 1. Business.

Overview

We are a life sciences company pioneering a novel technology for bioengineering fully transplantable organs to help save and improve patients’ lives. Founded in 2009, we are one of a small group of companies at the forefront of developing alternatives to human-donor organ transplants, and within this small group of companies there are important differences between the technologies being developed. Our proprietary technology is a scalable platform that uses a two-step method of decellularization and recellularization designed to remove the porcine cells from the organs obtained from pigs and replace them with unmodified human cells. Our initial development focus is on bioengineering livers and kidneys, and our technology platform is also applicable to bioengineering other organs including hearts, lungs and pancreases. We have collaborations with Baxter, CareDx, the Mayo Clinic, Mount Sinai and the Texas Heart Institute, and we have received strategic investments from Baxter, CareDx and DaVita.

We believe we are uniquely positioned and that our technology has multiple potential benefits:

●	Designed to reduce the risk of organ rejection. We recellularize the decellularized porcine organs with unmodified human cells. We believe the use of unmodified human cells in our bioengineered organs could result in a favorable organ rejection profile.
●	Preserves natural organ structures and functions. We individually perfuse the organs throughout the decellularization and recellularization steps to preserve the mechanical structures and vascular networks of the porcine organs as we transform them into bioengineered organs.
●	Proven safety profile and efficient regulatory pathways. Our decellularization process is designed to remove the porcine cells from the organs obtained from pigs, which is the same process our commercialized products utilize, and they are not classified or regulated as xenotransplants. Therefore, because our bioengineered organs are decellularized with the same process as our commercialized products and recellularized with unmodified human cells, we believe they should not be regulated as xenotransplants.
●	Utilizes existing supply chains for organ procurement. We procure our porcine organs from readily available farm sources and do not rely on breeding genetically modified animals.
●	In-house manufacturing capabilities. Our in-house manufacturing facility allows us to manufacture our bioengineered organs while controlling our development timelines and production quality.
●	Collaborations with leading transplant institutions and strategic partners. Our relationships with key institutions including Baxter, CareDx, DaVita, Mayo Clinic, Mount Sinai, Texas Heart Institute and University of Minnesota, provide us with access to highly respected third-party partners.

Our Strategy

Our goal is to develop bioengineered organs and be the first to market with alternatives to human-donor organ transplants. The key elements of our strategy include:

●	Advance our initial product candidate, miroliverELAP, into phase 1 clinical trials shortly after our Investigational New Drug (“IND”) clearance is received from the Food and Drug Administration (“FDA”).
●	Advance the pre-clinical development of our fully implantable bioengineered organ programs, mirokidney and miroliver, and further establish our regulatory pathway with the FDA.
●	Leverage our in-house manufacturing capabilities to control our development timelines and production quality.
●	Broadly communicate our unique positioning and technology platform to increase awareness of our Company.
●	Foster and potentially grow our relationships with leading transplant institutions and strategic partners.

Our Bioengineered Organ Technology Platform

Our technology platform encompasses two proprietary steps referred to as decellularization and recellularization. Decellularization is a process that is designed to remove the porcine cells from the organs obtained from pigs to create a purified acellular extracellular matrix (“ECM”). Recellularization is a process that re-seeds the ECM with unmodified human cells inside individual bioreactors. Throughout this two-step process, the organ is perfused with a gentle solution to purify and re-seed the ECM while preserving the mechanical structures and vascular networks. Our technology platform was originally developed by researchers at the University of Minnesota (the “University”), and we have an exclusive license agreement with them.

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

Decellularization

Decellularization is a process that removes the porcine cells from the organs obtained from pigs to create a purified acellular ECM. Organs are notoriously complex to decellularize and reproduce synthetically because they are dense with vasculature. Our novel decellularization process solves for the challenging anatomy of organs by cannulating the native vasculature and perfusing the organ with a gentle cleaning solution which maximizes the surface areas exposed to the detergent. This process purifies the organs while preserving the mechanical structures and vascular networks and allows for a very effective and efficient decellularization process that can be completed in less than 24 hours. Following decellularization, the organ goes through a series of washes to remove the detergent and disinfect the ECM over a period of two to three days. The result is a completely purified and preserved native scaffold that can be stored for up to 12 months, containing the appropriate microenvironment required for the introduction of organ- specific unmodified human cells.

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

Our Bioengineered Organ Pipeline

All of our bioengineered organ transplant programs utilize our proprietary technology platform. Our product pipeline was developed by leveraging data and learnings from prior programs to inform our development decisions for future programs. The first programs we developed are Miromesh and Miroderm, which are commercialized for hernia repair and wound care applications, respectively. Both products received 510(k) clearances from the FDA and are not classified or regulated as xenotransplants. Both products are derived from porcine livers and utilize our proprietary perfusion decellularization process to create an ECM implant. These products have been on the market for over seven years and have been implanted in thousands of patients since then. Over that time, we have completed three post-market clinical studies and we believe this provides valuable safety data to leverage in the development of our current pipeline. In June 2019, we decided to focus all of our resources on bioengineering human organ transplants, so we licensed Miromesh and Miroderm to a business named Reprise Biomedical, Inc (“Reprise”). In March 2021, we divested the entirety of our equity ownership in Reprise and continue to collect royalties relating to the licensing of these products.

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

The FDA defines xenotransplantation as any procedure that involves the transplantation, implantation or infusion into a human recipient of either (a) live cells, tissues, or organs from a nonhuman animal source, or (b) human body fluids, cells, tissues or organs that have had ex vivo contact with live nonhuman animal cells, tissues or organs. The guidance also specifically states that xenotransplantation does not include transplantation, implantation or other use of acellular animal tissues. During our decellularization process, we remove all animal cells and the acellular scaffold is recellularized with unmodified human cells, which we believe will lead regulators to determine that our bioengineered organs are not xenotransplants. However, neither the FDA nor any other regulator has informed us what classification our product candidates will be regulated as. Further, as part of our regulatory pathway we will need to seek an exemption from the FDA for the current Good Tissue Practices (“cGTP”) prohibition against pooling cells from two or more donors during manufacturing.

Our Bioengineered Organ Pipeline

Our Pipeline

Program	Pre-Clinical	Clinical	Commercial	Next Anticipated Milestone	WW Rights
miroliverELAP	Drug/Device Combo			▪ IND Resubmission	miromatrix
mirokidney	BLA			▪ Pre-IND Submission	miromatrix
miroliver	BLA			▪ Pre-IND Submission	miromatrix
miroheart	BLA			▪ Undisclosed	miromatrix
mirolung	BLA			▪ Undisclosed	miromatrix
miropancreas	BLA			▪ Undisclosed	miromatrix
Divested					
miromesh BIOLOGIC MATRIX	510(k)	510(k)	510(k)		Reprise Biomedical
miroderm BIOLOGIC WOUND MATRIX	510(k)	510(k)	510(k)		Reprise Biomedical

Bioengineered External Liver Assist Product

MiroliverELAP is our External Liver Assist Product (“ELAP”) and is designed to provide liver dialysis for acute liver failure patients. The ELAP System consists of an external perfusion system and our bioengineered liver (“BEL”) that will reside outside of the human body to provide temporary liver support to patients with acute liver failure. MiroliverELAP is our lead bioengineered liver program and we believe miroliverELAP represents our nearest term opportunity to advance one of our bioengineered organ programs into human clinical trials. We believe this will be the first-ever clinical trial designed to assess the ability of a BEL to deliver critical liver function in humans.

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

In the fourth quarter of 2022, we submitted our miroliverELAP IND application to the FDA. In response to the IND application, we received a clinical hold letter from the FDA in January 2023 identifying certain nonclinical and clinical deficiencies and requesting responsive information, including, among other things, new toxicology studies in an appropriate animal model, biocompatibility studies, as well as various validations to be provided in our IND application. We plan to submit our complete response to the clinical hold letter to the FDA in the second half of 2023. If our complete response addresses the deficiencies to the FDA’s satisfaction and does not raise new concerns regarding risks to subjects, we expect the FDA will lift the clinical hold and we then intend to initiate a first-in-human clinical trial shortly thereafter.

Bioengineered Kidney Program

Mirokidney is our fully implantable bioengineered kidney (“BEK”) intended to treat patients with end-stage renal disease (“ESRD”) that was awarded the Kidney X prize from the Department of Health and Human Services and the American Society of Nephrology in 2019. In 2022, our BEKs successfully demonstrated urine production and protein retention. We believe this is the first time a BEK has produced urine and plan to publish these findings in the near future. Our mirokidney is bioengineered through the recellularization of a decellularized porcine kidney with human endothelial cells (vascular) and human renal specific cells, including key cells of the glomerulus (mesangial cells and podocytes) and nephron (proximal and distal tubule cells, thin and thick limb Loop of Henle cells, and collecting duct cells). The BEK can be connected directly into the host’s circulatory system using a heterotopic kidney transplant (“HKT”) procedure where the native kidneys are left in place and a single kidney is grafted into the vasculature. HKT procedures are the standard of care for kidney transplants and are generally considered to pose less safety risks to patients than orthotopic implants. The BEK will be considered for replacement of a diseased or malfunctioning native kidney in patients who have reached the limits of other medical therapies and lack access to a human-donor transplantable kidney due to chronic kidney disease (“CKD”) or ESRD. CKD and ESRD are often the result of diabetes, hypertension, glomerulonephritis, cystic kidney disease or other common conditions. We anticipate the BEK will be studied for supplementation of diseased or malfunctioning native kidneys in adults and for its ability to support life sustaining hemi-filtration.

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

We are pioneering a new class of therapy with our bioengineered organs, and similar to innovators of other new classes of therapies we are working closely with the FDA to establish our regulatory pathway. In order to achieve our goal of submitting our complete response to the clinical hold letter to the FDA in the second half of 2023 and initiating a first-in-human clinical trial for miroliverELAP shortly after IND clearance, we will reallocate resources previously intended for miroliver and mirokidney, our fully implantable bioengineered liver and kidney programs, to miroliverELAP, which will likely delay the preclinical development of miroliver and mirokidney. Our next anticipated milestone for mirokidney is the submission of a pre-IND request.

Bioengineered Liver Program

Miroliver is our fully implantable bioengineered liver intended to treat patients with acute and chronic liver failure that we have been developing in collaboration with the Mayo Clinic. This program is an orthotopic liver transplantation (“OLT”) where the native liver is completely removed and replaced with our miroliver. The miroliver is bioengineered by recellularizing a decellularized porcine liver with human endothelial cells (vascular), hepatocytes and accessory cells (liver cells), and cholangiocytes (bile duct cells), which can be anastomosed directly into the host’s circulatory system. Our miroliver will be considered for replacement of a diseased or malfunctioning native liver in patients who have reached the limits of other medical therapies and lack access to a transplantable liver due to acute liver failure, complications of cirrhosis, liver-based metabolic disease, systemic complications of chronic liver disease, and chronic liver disease.

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

In a 2021 study published in Nature Communications Biology, we completed the first ever heterotopic implant of our BEL transplant into a large animal. The transplant was part of a preclinical study in collaboration with researchers at the Mayo Clinic, designed to assess the initial transplantation and functionality of a bioengineered liver in an acute liver failure model. It utilized decellularized porcine liver scaffolds recellularized with human vascular cells and porcine hepatocytes, which were implanted into pigs suffering acute liver failure. The study included five pigs, of which three were implanted with a liver scaffold seeded with human vascular cells and porcine hepatocytes. All pigs were monitored for up to 48 hours, during which time the transplanted organ showed critical performance metrics, including the ability to sustain blood flow and key liver function both before and after transplantation. These post-operative results address the critical vascular challenge in tissue engineering that has previously inhibited advancement in this field. The results showed that the pigs that received the BELs maintained detectable hepatic health in the graft, sustained blood perfusion, and demonstrated early liver function post transplantation.

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

We are pioneering a new class of therapy with our bioengineered organs, and similar to innovators of other new classes of therapies we are working closely with the FDA to establish our regulatory pathway. In order to achieve our goal of submitting our complete response to the clinical hold letter to the FDA in the second half of 2023 and initiating a first-in-human clinical trial for miroliverELAP shortly after IND clearance, we will reallocate resources previously intended for miroliver and mirokidney, our fully implantable bioengineered liver and kidney programs, to miroliverELAP, which will likely delay the preclinical development of miroliver and mirokidney. Our next anticipated milestone for miroliver is the submission of a pre-IND request.

Potential Future Programs

Currently, we are directing nearly all of our resources towards the development of our miroliverELAP and mirokidney programs, and to a lesser degree our miroliver program. In the future, we may decide to develop additional programs on our own or in collaboration with other organizations or institutions. For example, our bioengineered human organ technology platform has broad applicability to other organs such as hearts, lungs and pancreases (for the treatment of diabetes).

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

Market

Organ transplantation is one of the largest unmet medical needs facing the world today. According to the Global Observatory on Donation and Transplant (“GODT”), in 2021 there were 144,302 organ transplant procedures performed globally and 42,217 performed in the U.S. within our addressable markets. Kidney and liver transplants make up over 80% of the transplant procedures performed and they are the initial target markets for our bioengineered organ product candidates. Below is a summary of the organ transplants performed in 2021 and the U.S. organ transplant waitlist as of February 19, 2023.

	Transplants Performed(1)				Transplant Waitlist(2)
	2021				February 19, 2023
	Worldwide		United States		U.S.
Organ Type	Transplants	Percent	Transplants	Percent	Waitlist	Percent
Kidney	92,532	64%	25,490	60%	95,996	85%
Liver	34,694	24	9,236	22	10,789	10
Heart	8,409	6	3,863	9	3,403	3
Lung	6,470	4	2,569	6	930	1
Pancreas	2,025	2	963	3	1,968	1
Small Bowel	172	0	96	0	211	0
Total	144,302	100%	42,217	100%	113,297	100%
(1)	Source: www.transplant-observatory.org/summary (GODT website)
(2)	Source: https://optn.transplant.hrsa.gov/data/view-data-reports/national-data (U.S. Department of Health and Human Services website, based on OPTN data as of February 19, 2023)

For each organ type, the organ transplant numbers only represent patients who were fortunate enough to receive a transplant and do not represent the entirety of potential demand. According to the U.S. Department of Health and Human Services, in early 2023 the organ transplant waitlist in the U.S. was 113,297 and kidneys and livers made up 95% of that total. Additional demand for organ transplants may come from severely ill patients who currently do not qualify for an organ transplant waitlist because their disease stage isn’t severe enough to be allocated a transplantable organ. If additional supply of transplantable organs were available, such as our bioengineered organ product candidates, we believe the demand for organ transplants could increase significantly.

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

The costs associated with dialysis are staggering: Medicare-related spending for CKD and ESRD patients exceeded $125 billion in 2020 and the American Journal of Transplantation estimates each kidney transplant could save the health care system over $1.5 million. According to a 2021 white paper from Optum, Inc., monthly dialysis costs as much as $23,000 per patient. The report highlights that compared to dialysis, kidney transplantation leads to higher patient survival, improved quality of life and lower costs to the healthcare system. It also emphasizes that the benefits of preemptive transplants are widely recognized; defined as transplants that occur before patients progress to ESRD. For patients living with CKD, receiving a kidney transplant before they need to start dialysis allows them to stay healthier and live longer than if they were to receive a transplant after their kidneys fail.

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

Collaborations and Partnerships

Mayo Clinic

In 2011, we entered into a license agreement with the Mayo Clinic, and have thereafter entered into subsequent amendments (as amended, the “Mayo Agreement”), pursuant to which we and the Mayo Clinic have agreed to collaborate to test and evaluate the viability of the transplantation of a recellularized liver. Specifically, the collaboration aims to evaluate the effectiveness of a transplanted recellularized liver in a recipient large animal, along with determining the most effective conditions and techniques for re-seeding the liver. We are responsible for delivering the recellularized liver to the Mayo Clinic, whose surgeons are responsible for the transplantation and evaluation of the recellularized liver. The Mayo Clinic will own all rights to any inventions or discoveries solely developed pursuant to the Mayo Agreement, however, we have the exclusive right to license any such inventions or discoveries. To date, we have completed hepatocyte isolations, created surgical transplant models, generated transplant data from the BEL published in Nature Biomedical Engineering, and submitted the data pertaining to initial liver function, which is for publication.

Mount Sinai

In 2015, we entered into a collaboration agreement with Mount Sinai Hospital, whereby we have developed a large animal kidney transplantation model to demonstrate continuous blood flow through a perfusion decellularized and recellularized transplanted kidney. Utilizing this model, we have achieved transplantation of numerous revascularized kidneys by the surgeons at Mount Sinai. Neither party is subject to any royalty or milestone obligations. The agreement may be terminated by either party upon thirty days written notice to the other party, and is set to expire in September of 2023. Any inventions, patentable or not, conceived during the course of the collaboration shall be owned solely by either Mount Sinai or us, to the extent reduced to practice by such party’s employees. However, (i) we shall be granted an irrevocable, non-exclusive, royalty-free license to use such inventions conceived solely by Mount Sinai employees for our non-commercial, internal research activities; provided that we shall not be granted such license over surgical techniques developed solely by Mount Sinai employees and (ii) Mount Sinai shall be granted an irrevocable, non-exclusive, royalty free license to use such inventions conceived solely by our employees for its internal research and teaching purposes. We and Mount Sinai shall jointly own any inventions conceived by employees of both parties.

Texas Heart Institute

In 2013, we entered into a sub-license agreement with the Texas Heart Institute (“THI”), and have thereafter entered into subsequent amendments thereto (as amended, the “THI License Agreement”), pursuant to which we have granted THI an exclusive sub-license to our intellectual property related to the transplantation of the heart organ in human beings, whereby perfusion decellularization and/or perfusion recellularization has been utilized in any portion of the creation or manufacture of such whole heart organ. Under this agreement, THI is required to achieve certain milestones by certain dates, and the failure to do as much provides us with the right to terminate the THI License Agreement. These milestones require THI to, among other things: (i) develop the cardiac decellularization and recellularization process, resulting in a functional recellularized heart, (ii) complete preclinical studies demonstrating the efficacy and safety of a whole heart transplantation in large animals using perfusion technology and (iii) to file an IND submission for a phase 1 trial and complete a FHI clinical trial. Once the first- in-human clinical trial is completed, all licensing rights will revert from THI back to us and THI will receive a 5.0% royalty on all of our commercial sales of products related to the transplantation of the heart organ in humans using the perfusion decellularization and recellularization process. Further, to the extent we fail to meet any of our milestones after the licensing rights have reverted from THI back to us, and are provided written notice by THI of such failure, and fail to cure such failure in 60 days, the sub-license will revert back to THI, subject to a 10.0% royalty due to us on all of THI’s commercial sales of products related to the transplantation of the heart organ in human beings using the perfusion decellularization and recellularization process. The THI License Agreement may be terminated upon a breach of the agreement or our or THI’s bankruptcy, and shall have no further effect on a patent-by-patent basis, once the applicable patent term has expired. Additionally, if THI fails to meet any milestone, we may terminate their sub-license rights, however, to the extent we are granted FDA approval within three years of such termination, THI will retain their 5.0% royalty right. If we do not obtain such approval within three years, all licenses, sublicenses and royalty obligations under the agreement shall immediately terminate. To date, progress has been achieved on the initial recellularization of the bioengineered heart.

University of Minnesota

In 2010, we entered into an exclusive patent license agreement with the University of Minnesota (“the University”), and have thereafter entered into subsequent amendments thereto (as amended, the “EPLA”). The EPLA grants us an exclusive license over the decellularization and recellularization of organs and tissues, among other processes and products, and such patents provide us with exclusivity in numerous jurisdictions, including, but not limited to, the U.S., throughout Europe, China, Australia and Japan. We entered into an amendment to the EPLA on September 15, 2016, which transferred the ownership, right, title and interest in all of the licensed patents under the EPLA to the Company. Under the EPLA, the Company is required to make annual minimum royalty payments to the University totaling the greater of $500,000 and the sum of 6.5% of net sales of any licensed products. Further, to the extent we license any products developed under the EPLA to an assignee, we shall provide payment in the amount of 25% of such royalties received by such assignee to the University. We also pay the University an annual maintenance fee of $5,000. There are no milestone payments due under the EPLA. As of December 31, 2022, we have paid the University $1,138,063 under the EPLA. The EPLA and the royalties due thereunder will continue in full force and effect on a product-by-product and country-by-country basis until the licensed patents are no longer valid. Further, the EPLA does not have any termination provisions. We entered into an amendment to the EPLA on February 21, 2021, which allows us to defer the payment of any difference between the $500,000 minimum annual payment and what was actually provided to the University for each of calendar years 2020 and 2021 and such difference shall be added to the minimum sum required for calendar years 2022 and 2023, respectively.

Reprise Biomedical, Inc.

Concurrently with the spin-out of Reprise in 2019, we entered into a patent and know-how license agreement with Reprise, and have thereafter entered into subsequent amendments thereto (as amended, the “Reprise License Agreement”), which entitles us to an annual payment from Reprise equal to the greater of $500,000 and 6.5% of all sales of products utilizing our decellularization technology, including, but not limited to, Miromesh and Miroderm, and which grants them an exclusive license over any acellular products derived from our perfusion decellularization technology, which does not include: (i) decellularized whole organs, (ii) all non-clinical applications or (iii) use in 3D printing applications. There are no milestone or other payments due under the Reprise License Agreement. Reprise provided us with total royalties of $953,470 during the year ended December 31, 2022 and $33,066 during the year ended December 31, 2021 under the Reprise License Agreement. The revenue recorded during the year ended December 31, 2022 represents the royalty due from Reprise for the calendar years 2020 and 2022. We also recorded a long-term receivable of $466,934 for the year ended December 31, 2022 related to the 2021 minimum royalty due from Reprise, but due to the uncertainty regarding collectability, it was determined the contract did not meet the requirements of Accounting Standards Codification (“ASC”) 606, therefore we fully reserved against the receivable. We recorded a long-term receivable of $920,404 for the year ended December 31, 2021 related to the 2020 and 2021 minimum royalty due from Reprise, but due to the uncertainty regarding collectability at that time, it was determined the contract did not meet the requirements of Accounting Standards Codification (“ASC”) 606, therefore we did not record revenues or a receivable. The Reprise License Agreement continues in full force and effect on a product-by-product and country-by-country basis until the licensed patents are no longer valid, unless earlier terminated. The obligation to pay royalties under the Reprise License Agreement will continue until the earlier of (a) the expiration of the term of the agreement or (b) November 28, 2028. We may terminate the Reprise License Agreement, (i) in the event of a breach, (ii) if Reprise fails to make any payment due under the agreement and does not cure such non- payment within the applicable time period and (iii) in the event of Reprise’s bankruptcy. Further, we entered into an amendment to the Reprise License Agreement on February 21, 2021, which allows Reprise to defer the payment of any difference between the $500,000 minimum annual payment and what was actually provided to us for each of calendar years 2020 and 2021 and such difference shall be added to the minimum sum required for calendar years 2022 and 2023, respectively.

Baxter International Inc.

On February 1, 2023, we announced a collaborative research agreement with Baxter International Inc. (“Baxter”) to help support additional treatment options for patients with acute liver failure in need of liver support therapies. As part of the collaboration, we will use our miroliverELAP product candidate with Baxter’s PrisMax system. Baxter’s PrisMax system is designed and utilized today for the delivery of continuous renal replacement therapy and other therapies, while providing hospitals the flexibility to meet the unique demands of the intensive care unit. Baxter has modified their PrisMax software and consumables to run the miroliverELAP treatments during the Phase 1 clinical trial.

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

Patents

We own numerous patents and/or patent applications which relate to our material products, including patents and/or patent applications with respect to miroliver, mirokidney, mirolung, miroheart, miropancreas, perfusion decellularization, perfusion recellularization, revascularization, acellular matrix and the use of stem cells. Although in the aggregate our intellectual property is of material importance to our business, we do not believe that any single patent is of material importance to our product portfolio. As of December 31, 2022, we wholly own or exclusively license 10 issued U.S. patents and 13 pending U.S. patent applications relating to our products and process. The U.S. patents are expected to expire between 2026 and 2038. We also wholly own or exclusively license 134 foreign patents and 30 pending foreign patent applications relating to our products and process. The foreign patents are expected to expire between 2026 and 2036.

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

Employees

As of March 20, 2023, we had 76 full-time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relationships with our employees.

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

Manufacturing and Suppliers

We maintain approximately 11,000 square feet of in-house manufacturing capabilities within our corporate headquarters where we produce all of our bioengineered organs. This facility has a capacity to manufacture over 1,000 bioengineered organs per year. This facility will be maintained to current good manufacturing practices (“cGMP”) manufacturing facility according to 21 CFR 210/211. We believe our in-house manufacturing facility provides us with adequate capacity to manufacture our bioengineered organs while controlling our development timelines and production quality through clinical trials.

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

The FDA does not regulate vascularized human organs for transplantation.  The FDA regulates human cells or tissues intended for implantation, transplantation, infusion or transfer into a human recipient. These are referred to as human cells, tissue, and cellular and tissue-based products, or HCT/Ps, and are regulated under Title 21 Code of Federal Regulations, Part 1271.  HCT/Ps that contain live cells, tissues or organs from a nonhuman animal source, or require human body fluids, cells, tissues or organs to have ex vivo contact with live nonhuman animal cells, tissues or organs are regulated as xenotransplants. Our biologic products do not contain, or require ex vivo contact with, live cells, tissues or organs from a nonhuman animal source therefore our products are not subject to regulation as xenotransplants.  Some HCT/Ps are not required to be licensed or approved by the FDA providing they are (i) minimally manipulated, (ii) intended only for homologous use, (iii) do not involve the combination of cells or tissues with other articles and (iv) do not have a primary functional effect that is systemic or dependent on metabolic activity of living cells, unless it is autologous. If the HCT/Ps do not meet these criteria, they are subject to licensing or approval by the FDA before they can be marketed. Our products do not meet these criteria and therefore are subject to licensing or approval. We anticipate that our miroliverELAP will be regulated as a cross-labeled combination biologic/device product. We also anticipate that our bioengineered mirokidney will be regulated as a single entity combination product that uses primary human kidney cells, a biologic constituent, within a porcine derived extra cellular matrix, a device constituent. It is highly likely our bioengineered miroliver will be regulated in the same manner as our mirokidney. Primary human cells provide the primary mode of action in our products and therefore the Center for Biologic Evaluation and Research will have jurisdiction and be the primary review center. Our products will also require approved BLAs to be marketed in the U.S. Additionally, commercial production of our biologic products needs to occur in FDA-registered facilities in compliance with cGTP requirements for biologics.

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

Post-approval clinical trials, sometimes referred to as post-marketing trials, or Phase 4 clinical trials, may be conducted after initial marketing approval. These trials may be required by the FDA as a condition of approval and are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA has express statutory authority to require post- market clinical trials. All of these trials must be conducted in accordance with good clinical practice (“GCP”) requirements in order protect the health and safety of human subjects and for the data to be considered reliable for regulatory purposes.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA review and approval of the BLA is required before marketing of the product may begin in the U.S. The BLA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the quality and manufacture of the product, including chemistry, manufacture, and controls, to demonstrate the safety, purity and potency, of the product based on these results. If the product is deemed a combination product then the agency will also review the other constituent part during the application review. The cost of preparing and submitting a BLA is substantial. Under federal law, the submission of most BLAs is subject to an application user fee, as well as an annual prescription drug product program user fee, which may total several million dollars and are increased annually.

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

Based upon our expectation that the cellular component of the miroliverELAP System and the bioengineered organ transplant products would be considered cellular products regulated by the FDA as biological products, the FDA also will not approve our products if the manufacturer is not in compliance with the current cGTP. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps, which are human cells or tissues intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. To assure cGMP, cGTP, cGLP and cGCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

A biological product can obtain pediatric market exclusivity in the U.S. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Anti-Kickback and False Claims Laws

In the U.S., the research, manufacturing, distribution, sale and promotion of biological products and devices are subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other federal, state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the FFDCA, Anti- Kickback Statute, as amended, the False Claims Act, as amended, the Patient Protection and Affordable Care Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act (“HIPAA”), and similar state laws. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

International Regulation

In addition to regulations in the U.S., a variety of foreign regulations govern clinical trials, development, commercial sales, manufacturing, and distribution of product candidates. The marketing authorization approval process and requirements vary from country to country, as do product classifications. Particularly in the area of regenerative medicines, the regulatory pathways may be unclear. The review timelines may be longer or shorter than that required for FDA approval. As of right now, the Company is focused on product development in the U.S. and has not spent significant time or resources exploring product development in any country other than the U.S.

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

Risks Related to Our Business and Operations

●	We have limited cash resources and will likely require additional financing to achieve commercialization of our products.
●	We received a clinical hold from the U.S. Food and Drug Administration on miroliverELAP Investigational New Drug and if the clinical hold is not resolved, or not resolved in accordance with our expected timeframe, our business could be materially and adversely affected.
●	We have incurred significant net losses since inception and we expect to incur net losses in the future.
●	We have identified two material weaknesses in our internal control over financial reporting which, if not remediated, could result in material misstatements of our financial statements.
●	Our financial results may fluctuate significantly and may not fully reflect the underlying performance of our business.
●	All of our operations are currently conducted at one location and any disruption at this facility could materially and adversely affect our business.
●	Our results of operations could be materially harmed if the addressable markets for our future products are smaller than we estimate.
●	Our ability to maintain our competitive position depends on our ability to attract and retain senior management and other highly qualified personnel.
●	Changing circumstances and market conditions, some of which may be beyond our control, could impair our ability to access our existing cash and cash equivalents and to timely pay key vendors and others.
●	We currently have no marketing or sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate future product revenue.
●	Our business may be adversely affected by global health epidemics, including the COVID-19 pandemic.
●	If we generate taxable income, our ability to use our net operating loss carryforwards and other tax attributes to offset applicable taxes may be subject to limitations.

Risks Related to the Development and Commercialization of our Products

●	We currently do not have, and may never develop, any FDA-approved, licensed or commercialized products and we may never be able to commercialize our technology.
●	The successful discovery, development, manufacturing, and sale of biologics is a long, expensive, and uncertain process and carries unique risks and uncertainties.
●	We may experience delays in commencing and successfully completing our clinical trials.
●	Our current product candidates utilize biological components obtained from animals that could prevent or restrict their development and commercialization.
●	Our product candidates may be considered combination products, which may result in additional regulatory and associated risks.
●	If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We may be unable to process organ products in quantities sufficient for clinical trials or a commercial launch.
●	Our supply of raw materials for use in preclinical activities and manufacturing our product candidates may be vulnerable to disruption.
●	Even if we obtain approval of our product candidates, our biologic products may be subject to competition from biosimilars.
●	We may be unable to compete successfully with larger companies in our highly competitive industries.

●	If we are able to commercialize any of our product candidates, their commercial success will largely depend upon attaining significant market acceptance.
●	We rely on third parties for our product candidate development activities.

Risks Related to Intellectual Property

●	Our commercial success will depend in large part on our ability to obtain and maintain intellectual property protections.
●	Our foreign intellectual property rights are not exhaustive.
●	We have entered and may enter into license agreements for intellectual property rights in the future and if we fail to comply with our obligations in such agreements or otherwise experience disruptions to our business relationships with our licensors or research and development partners, we could lose license rights that are important to our business.
●	The intellectual property landscape pertaining to live new organs is in constant flux.
●	Obtaining and maintaining our patent protection depends on compliance with various procedural and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	If we do not obtain a patent term extension for a patent, our business may be materially harmed.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	Third parties may assert that our employees, consultants, or advisors have wrongfully used or disclosed confidential information or misappropriated trade secrets.

Risks Related to Governmental Regulation

●	The development and commercialization of biopharmaceutical products is subject to extensive regulation, and the regulatory approval processes of the FDA are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis if at all, our business will be substantially harmed.
●	Compliance with current and future governmental regulations regarding the treatment of animals used in research could increase our operating costs or impact the commercialization of our technology.
●	Even if we are able to commercialize any product candidate, coverage and adequate reimbursement may not be available or such product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.
●	We face potential liability related to protection of the privacy of personal information, including health information we utilize in the development of our product candidates.

Risks Related to Our Common Stock

●	The price of our common stock may be volatile and you may lose all or part of our investment.
●	We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
●	Provisions in our corporate charter documents and under Delaware law could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.
●	Our amended and restated certificate of incorporation provides for a choice of forum for substantially all disputes between us and our stockholders.

Risks Related to Our Business and Operations

We have limited cash resources and will likely require additional financing to achieve commercialization of our products.

We believe that in order to be successful, we must grow and expand our operations. We will likely require substantial additional capital in the future to further our research and development efforts and other operating activities to develop products that can be commercialized to generate revenue. Delays in obtaining additional funding could adversely affect our ability to move forward with our business plans.

We have historically relied upon proceeds from the issuance of equity securities to fund our business and operations. In the future, we may seek additional capital through a combination of equity offerings, debt financings and strategic collaborations. If we raise additional funds through the issuance of equity or debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to obtain additional financing will be subject to many factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, financial condition, results of operations and may cause the market price of our common stock to decline.

We received a clinical hold from the FDA on miroliverELAP IND and if the clinical hold is not resolved, or not resolved in accordance with our expected timeframe, our business could be materially and adversely affected.

In November 2022, we submitted our miroliverELAP IND application to the FDA and in January 2023, we received a formal clinical hold letter from the FDA stating that the IND application for miroliverELAP was placed on clinical hold prior to the initiation of patient dosing. The clinical hold letter identified certain nonclinical and clinical deficiencies and requested responsive information, including, among other things, new toxicology studies in an appropriate animal model, biocompatibility studies, as well as various validations to be provided in our IND submission. We have evaluated the deficiencies identified in the clinical hold letter, and we plan to submit a complete response to the FDA. If we are unable to submit a complete response letter during the second half of 2023 as expected, or our complete response to the clinical hold does not address the deficiencies to the FDA’s satisfaction or raises new concerns regarding risks to subjects, the clinical hold will not be lifted in accordance with our expected timeframe at that time, or simply will not be lifted, and we will not be able to begin our first-in-human clinical trial for miroliverELAP. If the FDA maintains the clinical hold, we will be required to develop information to respond to the deficiencies in the new clinical hold letter, which will take additional time and resources. Any such delay in the initiation of our first-in-human clinical trial may result in significant delay, scale back or discontinuance of the development or commercialization of miroliverELAP, and would likely have a material adverse effect on our business, financial condition, results of operations and may cause the market price of our common stock to decline.

We have incurred significant net losses since inception and we expect to incur net losses for the foreseeable future.

We have and expect to continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2022 and 2021, we had net losses of $29,959,997 and $14,670,756, respectively. As of December 31, 2022, we had an accumulated deficit of $104,011,911. We have devoted substantially all of our resources and efforts to research and development and we expect that it will be many years before we generate revenue from product sales from our whole organ program, and we may never generate revenue. Even if we commercialize one of our whole organ product candidates, we expect to continue to develop additional product candidates and incur expenses. If we are unable to achieve or sustain profitability, we may face significant challenges in financing our business and accomplishing our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and may cause the market price of our common stock to decline.

We have identified material weaknesses in our internal control over financial reporting which, if not remediated, could result in material misstatements of our financial statements.

In connection with the preparation and audits of our financial statements for the year ended December 31, 2022, we identified material weaknesses (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board (“PCAOB”)) in internal control over financial reporting that pertain to significant control gaps mainly driven by the small size of our accounting and finance staff. As a result, there is significant lack of appropriate segregation of duties. We also do not have written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above.

If we are unable to remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, and we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, in addition to applicable stock exchange listing requirements As a result, investors may lose confidence in our financial reporting, and our share price may decline. We also could become subject to investigations by the Nasdaq Capital Market (“Nasdaq”), the SEC, or other regulatory authorities.

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

Because of the level of precision and quality required for our operations, we currently conduct and intend to conduct all of our manufacturing and preclinical work in-house at our own facility for the foreseeable future. Our facility and equipment would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities may result in the loss of certain opportunities or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

Our results of operations could be materially harmed if the addressable markets for our future products are smaller than we estimate.

Our estimates of the annual total addressable markets for our products under development are based on a number of internal and third-party estimates, as well as assumed prices at which we can sell our future products. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our product candidates may prove to be incorrect. If the price at which we can sell future products, or the annual total addressable market for our product candidates is smaller than we have estimated, it could have an adverse impact on our business. Moreover, our product candidates have a limited shelf life and will expire if not timely used. To ensure adequate inventory supply once commercialized, we will need to forecast inventory needs based on forecasted markets, which could be negatively affected by many factors, including product introductions by competitors, an increase or decrease in surgeon demand for our products or for products of our competitors, our failure to accurately manage our growth strategy, our failure to accurately forecast surgeon acceptance of new products, and unanticipated changes in general market conditions or regulatory matters.

Our ability to maintain our competitive position depends on our ability to attract and retain senior management and other highly qualified personnel.

We are highly dependent on our senior management and other key personnel. Our success depends in part on our continued ability to attract, retain and motivate highly qualified senior management and attract, retain and motivate qualified employees, including sales and marketing professionals, clinical specialists and other highly skilled personnel. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. If we are not successful in attracting and retaining highly qualified personnel, it would have a material adverse effect on our business, financial condition and results of operations. The loss of highly qualified employees could result in delays in product development and commercialization and harm our business.

Although we have entered into employment agreements with our chief executive officer and chief financial officer, either may terminate his employment with us at any time. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and could therefore have an adverse effect on our business. We also do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

Changing circumstances and market conditions, some of which may be beyond our control, could impair our ability to access our existing cash and cash equivalents and to timely pay key vendors and others.

We regularly maintain significant amounts of cash and cash equivalents at financial institutions that are not insured in excess of federally insured limits. Accounts we hold at banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. Recently, a large financial institution was placed into receivership with the FDIC, which resulted in all funds held at that institution to be temporarily inaccessible by its customers. While we did not have any relationship with the large financial institution that was placed into receivership, if other financial institutions with whom we have banking relationships enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, we may be unable to access, and we may lose, some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances, we might not be able to timely pay key vendors and others. Any delay in our ability to access our cash and cash equivalents (or the loss of some or all of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.

Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity.

Despite the implementation and maintenance of various security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur, it could lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal data), and cause interruptions in our operations, resulting in a material disruption of our product development and commercialization. For example, the loss or alteration of research or clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, such events could lead to an interruption in our supply chain for the development and manufacturing of our product candidates, as well as related materials, and could significantly impact development and commercialization timelines and capabilities. If our information systems or a third-party’s information systems on which we rely suffer severe damage, disruption or shutdown and issues are not resolved in a timely manner, we could experience delays in reporting our financial results. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability and damage to our reputation, and the further development or commercialization of our product candidates could be delayed, resulting in substantial additional expenses.

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

The outbreak of COVID-19 and government measures taken in response to the pandemic have had a significant impact, both direct and indirect, on businesses and commerce, including our company, and may continue to significantly impact our business in the future. In particular, worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. As a result of the COVID-19 pandemic, we have experienced disruptions and may continue to experience disruptions that could severely impact our preclinical studies and business development plan, including:

●	interruption of our preclinical trial activities, due to restricted or limited operations at our manufacturing facility, limitations on travel, or interruption of study procedures that are deemed non-essential, which may impact the integrity of subject data and study endpoints;
●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in receiving, supplies of raw materials or other components for our preclinical activities; and

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies, including because of sickness of employees or their families.

Additionally, while the economic impact brought by and the duration of the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively affect our short- and long-term liquidity. In addition, the impact of the COVID-19 pandemic could exacerbate other risks we face, including those described elsewhere in “Risk Factors.”

If we generate taxable income, our ability to use our net operating loss carryforwards and other tax attributes to offset applicable taxes may be subject to limitations.

We have incurred net losses since our inception, and expect to continue to incur operating losses for the foreseeable future. At December 31, 2022, our federal net operating loss carryforward (“NOL”) was approximately $40,500,000 and our state NOLs were approximately $20,700,000. If not utilized, our existing NOLs will begin to expire in 2031. Even if we generate taxable income before the NOLs expire, our ability to use NOLs and other tax attributes (including any research and development credit carryforwards) to offset future taxable income or reduce taxes may be subject to limitations. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50% cumulative change by value in its equity ownership of certain stockholders over a rolling three-year period) is subject to an annual limitation on its ability to utilize its pre-change NOLs and other tax attributes. Similar provisions of state tax law may also limit the use of our state NOLs and other tax attributes. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in one or more ownership changes under the Code. In addition, we may experience an ownership change in the future as a result of changes in our stock ownership, many of which may be in the public market and outside our control. We have not taken and do not currently intend to take any steps to prohibit changes in our stock ownership in order to avoid such an ownership change.

In addition to any limitation imposed by Section 382 of Code, the use of NOLs arising after December 31, 2017 generally is limited to a deduction of 80% of taxable income for the corresponding taxable year. NOLs arising after December 31, 2017, with certain exceptions that did not apply at the time of our initial public offering (“IPO”), may not be carried back to previous taxable years, but may be carried forward indefinitely.

If an ownership change or other limitation on our ability to use NOLs has occurred in the past or occurs in the future, we may not be able to use a material portion of our NOLs and other tax attributes to offset future taxable income or taxes, if any, which could have a material adverse effect on our financial condition and cash flows.

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

The successful development, manufacturing, and sale of biologics is a long, expensive, and uncertain process and the process has unique risks and uncertainties. We are not permitted to market our product candidates in the U.S. until we receive approval of a biologics license application (“BLA”) from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Biological products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and govern the transport and use of such materials. In addition, the testing, development, approval, manufacturing, distribution, and sale of biologics is subject to applicable provisions of the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and regulations issued thereunder that are often more complex and extensive than the regulations applicable to other pharmaceutical products or to medical devices. Manufacturing biologics, especially in large quantities, is often complicated and may require the use of innovative technologies. Such manufacturing also requires specifically designed and validated facilities and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically. Failure to successfully discover, develop, manufacture, and sell biologics could adversely impact our business, operating results, and financial condition.

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

We may experience delays in initiating our clinical trials, which could significantly increase our product development costs and delay product commercialization. The commencement of clinical trials may be delayed for a variety of reasons, including the delays in:

●	demonstrating sufficient safety, purity and potency of the product candidate, including any of its constituent parts, to be permitted by the FDA or other regulatory authorities to commence a clinical trial;
●	developing a stable formulation of a product candidate;
●	manufacturing sufficient quantities of a product candidate;
●	securing and maintaining relationships with third parties for preclinical and clinical development studies;
●	our or third-party compliance with good clinical practices (“GCPs”) and current good tissue practices (“cGTPs”);
●	obtaining institutional review board approval to conduct a clinical trial at a prospective site;
●	being permitted by the FDA or other regulatory authorities to initiate our clinical trials due to questions regarding the nonclinical support for our clinical trials or the scope or design of our clinical trials, resulting in the imposition of a clinical hold;
●	imposition of a clinical hold for any number of reasons, including as a result of an inspection of the clinical operations or study sites or nonclinical or clinical safety operations; and
●	funding shortages or other disruptions within the FDA and other regulatory agencies that affect their ability to perform routine functions and review biologics.

In addition, because our miroliverELAP will contain human cells from more than one donor, if we are unable to obtain an exemption from the FDA for the cGTP prohibition against pooling cells from two or more donors during manufacturing, we would be unable to initiate clinical trials of our BEL. Further, given that our clinical trials will be conducted with patients in advanced disease states, there is a risk that unexpected deaths could halt the clinical trial process. Even if we are able to commence clinical trials and our initial clinical trials are successful, we are required to conduct additional clinical trials to establish our product candidates’ safety, purity and potency before submitting a BLA. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. Moreover, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of such approvals.

Our product candidates utilize biological components obtained from animals that could prevent or restrict their development and commercialization.

Our current product candidates use biological components obtained from animals, including our decellularized porcine scaffold. As a result, our product candidates could be deemed to involve xenotransplantation (transplantation from animals to humans). No xenotransplantation clinical trials have occurred to date and based on FDA guidance, we believe the regulatory approval process for xenotransplantation would be extremely complex and difficult. There are also regulatory and safety concerns surrounding the risk of infectious agents and possible transmission to the general population through xenotransplantation. Although we believe our technology overcomes the primary challenges associated with genetically modified xenotransplants, mainly because our product candidates are revascularized using living human cells as opposed to genetically modifying the genome of a pig, the FDA and other regulatory authorities may find our product candidates are xenotransplants and are thus subject to regulations and other laws regarding xenotransplantation. The additional regulations governing xenotransplantation could delay or prevent our ability to receive regulatory approval or commercialize our product candidates.

Our product candidates may be considered combination products, which would result in additional regulation and associated risks.

The FDA may view a bioengineered organ as a combination product comprised of an HCT/P and a medical device. In this case, each component of the product candidate would be subject to FDA requirements for that type of component. As a result, FDA approval of a product candidate classified as a combination product may require multiple marketing applications, such application determination determined on a case-by-case basis. If we are required to submit multiple marketing applications, we could experience delays due to regulatory timing constraints and uncertainties in the product development and approval process, as well as coordination between different centers within the FDA responsible for review of the different components of the combination product.

If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Even if we are permitted to begin clinical trials, we may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols will depend, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may encounter difficulties enrolling subjects in our future clinical trials due, in part, to defined inclusion and exclusion criteria, effect on their transplant list status, and reluctance to try an unproven therapy, among other reasons. Any future clinical trials for our organ program will involve major surgeries, which some members of the relevant patient populations may be hesitant to undertake. If we are unable to enroll patients in future clinical trials, in accordance with our planned timelines, it could constitute a significant setback to our product development and path to commercializing our product candidates.

We may be unable to process organ products in quantities sufficient for clinical trials or a commercial launch.

We may encounter difficulties in producing our organ products. Processing of tissue and organs involves strict adherence to complex manufacturing and storage protocols and procedures. Future difficulties may arise that limit our production capability and delay progress in our clinical trials.

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

Even if we are able to successfully develop biologics in the future, the Biologics Price Competition and Innovation Act created a framework for the approval of biosimilars in the U.S. that could allow competitors to reference data from any future biologic products for which we receive marketing approvals. In addition, companies are developing biosimilars in other countries that could compete with any biologic products that we develop. If competitors are able to obtain marketing approval for biosimilars referencing any biologic products that we develop, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

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

We rely on third parties for our product candidate development activities.

We rely on third parties to conduct certain preclinical development activities and we intend to rely on third parties to conduct any clinical trials we undertake in the future. We may not be able to secure and maintain relationships with these third parties for preclinical and clinical development studies on acceptable terms and our reliance on these third parties reduces our control over these activities. We are responsible for ensuring that each of our preclinical development activities and our clinical trials are conducted in accordance with the applicable U.S. federal and state laws and foreign regulations, general investigational plan and protocols. However, other than any contracts with these third parties, we have no direct control over these researchers or contractors, as they are not our employees. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. These third parties also may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to or be delayed in receiving marketing approvals for our products or successful commercialize our products. These third parties may be subject to various types of sanctions by the FDA or other government or regulatory authorities for failing to meet the applicable requirements imposed on such third parties. As a result, the third parties may not be able to fulfill their contractual obligations, and the results obtained from such third parties regarding preclinical and clinical research may not be accepted by the FDA to support the marketing approval of our product candidates. If the third parties or their employees become debarred by the FDA, we cannot use the research data derived from their services to support the marketing approval of our products. Finally, these third parties may be acquired by other entities, change their business plans or strategies or go out of business, thereby preventing them from meeting their contractual obligations to us. Our success depends on conducting preclinical and clinical trials successfully through commercialization, and therefore, any failure by a third-party in this regard would have a material adverse effect on our business.

Risks Related to Intellectual Property

Our commercial success will depend in large part on our ability to obtain and maintain intellectual property protections.

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

If we are unable to obtain or maintain patent protection with respect to a product candidate, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours and our ability to commercialize that product candidate may be adversely affected.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, any such party may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

Our patents and patent applications contain claims directed to new organ candidates, as well as methods directed to making new organ candidates, intermediates in the making of new organ candidates, the use of such new organ candidates, and other technologies. Method-of-use patents do not prevent a competitor or other third-party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our eventual targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves.

In addition, given the amount of time required for the development, testing, and regulatory review of new organ candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our owned patents and patent applications may in the future be co-owned by us with third parties. If we are unable to obtain an exclusive license to such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

We may also be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or patent applications or other intellectual property as an inventor or co-inventor. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patent applications, such co-owners may be able to license their rights to other third parties, including our competitors. In addition, we may need the cooperation of any such co-owners to enforce any patents that issue from such patent applications against third parties, and such cooperation may not be provided to us.

Our foreign intellectual property rights are not exhaustive.

We have intellectual property for our new organ candidates in many key markets such as the U.S. and Europe. However, we do not have intellectual property rights in every country throughout the world. Filing, prosecuting, and defending patents on new organ candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S., and Europe can be less extensive than those in the U.S. In addition, the laws of foreign countries do not protect intellectual property rights to the same extent as federal and state laws of the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the U.S. These products may compete with our new organ candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We have entered and may enter into license agreements for intellectual property rights in the future and if we fail to comply with our obligations in such agreements or otherwise experience disruptions to our business relationships with our licensors or research and development partners, we could lose license rights that are important to our business.

We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties monetary damages, including treble damages and attorneys’ fees, each of which could be significant. It is possible that our ability to commercialize some new organ candidates in the U.S. and abroad may be adversely affected if we cannot obtain a license to any potentially relevant third-party patents on commercially-reasonable terms that would allow us to make an appropriate return on our investment. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. As such, we could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or new organ candidates. Thus, we may be required to expend significant time and resources to redesign our technology, new organ candidates, or the methods for manufacturing them or to develop or license replacement technology, or we may need to abandon development of the relevant program or product candidate, all of which may not be feasible on a technical or commercial basis and could have a material adverse effect on our business, financial condition, results of operations, and prospects. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our commercial success depends upon our ability and the ability of future collaborators to develop, manufacture, market, and sell any new organ candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the United States Patent and Trademark Office (“USPTO”) or oppositions and other comparable proceedings in foreign jurisdictions. We may in the future be subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties may exist in the fields in which we are developing our new organ candidates and they may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

Defense of third-party claims of infringement of misappropriation, or violation of intellectual property rights involves substantial litigation expense and would be a substantial diversion of management and employee time and resources from our business. Some third-parties may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments and there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation, and if securities analysts or investors perceive these announcements or disclosures to be negative, it could have a substantial adverse effect on the price of our common stock. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). If we challenge and subsequently fail to obtain a favorable result at the USPTO, European Patent Office or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our new organ candidates or other proprietary technologies.

Obtaining and maintaining our patent protection depends on compliance with various procedural and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

If we do not obtain a patent term extension for a patent, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA licensing of any new organ candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension (“PTE”). Analogous extensions of patent term may be available upon marketing approval in other jurisdictions. The PTE term of up to five years is awarded as compensation for patent term lost during the FDA regulatory review process. However, even if we were to seek a PTE or corresponding extension of patent term in other jurisdictions, it may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or any other failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain PTE or a corresponding extension of patent term in other jurisdictions, or the term of any such extension is less than we request, our competitors may be able to launch competing products earlier than anticipated following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

In addition to contractual measures, we try to protect the confidential nature of our proprietary information through other appropriate precautions, such as physical and technological security measures. However, trade secrets and know-how can be difficult to protect. These measures may not, for example, in the case of misappropriation of a trade secret by an employee or third-party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and any recourse we might take against this type of misconduct may not provide an adequate remedy to protect our interests fully. In addition, trade secrets may be independently developed by others in a manner that could prevent us from receiving legal recourse. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any of that information was independently developed by a competitor, our competitive position could be harmed.

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

We have not previously submitted a BLA to the FDA or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval. We are not permitted to market our product candidates in the U.S. or in other countries until we receive approval of a BLA from the FDA or marketing approval from applicable regulatory authorities outside the U.S. Obtaining approval of a BLA can be a lengthy, expensive, and uncertain process, and we have no experience with the preparation of a BLA submission for marketing approval. Further, the FDA has not yet granted approval for any whole organ using our perfusion technology or any whole organ biologic, and to our knowledge, a clinical trial has never been conducted using a bioengineered organ in humans before, which we believe may increase the complexity, uncertainty and length of the regulatory approval process. Further, if the FDA was to categorize our bioengineered organ products as xenotransplants, the length of the regulatory approval process could be extended. In addition, the FDA has the authority to require a risk evaluation and mitigation strategies plan as part of a BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry.

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

Risks Related to Our Common Stock

The price of our common stock may be volatile and you may lose all or part of your investment.

The market price of our common stock has historically and is likely to be highly volatile and may fluctuate substantially due to many factors. In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance.

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

We may remain an emerging growth company until as late as December 31, 2026, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.235 billion in annual revenue in any fiscal year, (ii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

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

The trading market for our securities may be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us or our business and products, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline and result in the loss of all or a part of your investment in us.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. As our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

●	our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	our board of directors is divided into three classes, with each class serving staggered three-year terms, which delays the ability of stockholders to change the membership of a majority of our board of directors;
●	our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	a special meeting of stockholders may be called only by the chair of our board of directors, our chief executive officer (or president, in the absence of a chief executive officer) or a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
●	our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the approval of the holders of at least two-thirds of our shares entitled to vote at an election of our board of directors is required to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
●	stockholders must provide advance notice and additional disclosures to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain voting control of our shares; and
●	our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

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

Our amended and restated certificate of incorporation provides for a choice of forum for substantially all disputes between us and our stockholders.

Our amended and restated certificate provides that the Court of Chancery of the State of Delaware will be the exclusive forum, to the fullest extent permitted by law, for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, subject to certain limited exceptions including any actions arising under the Securities Act or Exchange Act. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.

Alternatively, if a court were to find the choice of forum provision contained in the Company’s amended and restated bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions.

Our amended and restated certificate of incorporation and amended and restated bylaws further provide that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or Exchange Act. The Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our corporate headquarters in Eden Prairie, Minnesota, which houses our research and development operations and office space, and currently totals approximately 42,000 square feet including approximately 11,000 square feet dedicated to in-house manufacturing.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “MIRO” since June 24, 2021. As of March 24, 2023, there were 193 holders of record of our common stock.

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

We received net proceeds of approximately $44.5 million from the IPO, after paying $342,500 of fees and expenses of Craig-Hallum Capital Group. We are using the net proceeds from the IPO as follows:

●	between approximately $34.8 million to $40.0 million to fund our research and development activities, including, but not limited to, our Phase I trial for the miroliverELAP product and certain pre-clinical trials for our bioengineered organs;
●	between approximately $3.0 million and $4.0 million to fund the full cost of constructing a new facility; and
●	the remaining funds for working capital and general corporate purposes.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Company

	Total Number of Shares Purchased		Average Price Paid per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
October 1, 2022 - October 31, 2022	—		$—	—	—
November 1, 2022 - November 30, 2022	—		$—	—	—
December 1, 2022 - December 31, 2022	11,575	(1)	$4.05	—	—
Total	11,575			—
(1)	Represents previously owned shares tendered by option holders in payment of the exercise price of options.

Item 6. [Reserved].

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

Overview

We are a life sciences company pioneering a novel technology for bioengineering fully transplantable organs to help save and improve patients’ lives. Founded in 2009, we are one of a small group of companies at the forefront of developing alternatives to human-donor organ transplants, and within this small group of companies there are important differences between the technologies being developed. Our proprietary technology is a scalable platform that uses a two-step method of decellularization and recellularization designed to remove the porcine cells from the organs obtained from pigs and replace them with unmodified human cells. Our initial development focus is on bioengineering livers and kidneys, and our technology platform is also applicable to bioengineering other organs including hearts, lungs and pancreases. We have collaborations with the Mayo Clinic, Baxter, CareDx, Mount Sinai and the Texas Heart Institute, and have received strategic investments from Baxter, CareDx and DaVita.

Substantially all of our revenue to date has been generated by sales of and royalties we received from our biologic surgical products Miromesh and Miroderm, which we spun out as Reprise effective June 30, 2019. We subsequently divested our minority ownership stake in Reprise in March 2021. We continue to receive a royalty on the sales of these products by Reprise. We received $953,470 and $33,066 in royalties from Reprise for the years ended December 31, 2022 and 2021, respectively.

Our product pipeline consists of three programs, as described below:

●	miroliverELAP, our External Liver Assist Product (“ELAP”) designed to provide liver dialysis for acute liver failure patients.
●	miroliver, our fully implantable bioengineered liver intended to treat patients with acute and chronic liver failure that we have been developing since 2011 in collaboration with the Mayo Clinic.
●	mirokidney, our fully implantable bioengineered kidney intended to treat patients with end-stage renal disease that was awarded the Kidney X prize from the Department of Health and Human Services and the American Society of Nephrology in 2019.

In the fourth quarter of 2022, we filed an IND application for our miroliverELAP to the FDA. In response to the IND application, we received a clinical hold letter from the FDA in January 2023 identifying certain nonclinical and clinical deficiencies and requesting responsive information, including, among other things, new toxicology studies in an appropriate animal model, biocompatibility studies, as well as various validations to be provided in our IND application. We plan to submit our complete response to the clinical hold letter to the FDA in the second half of 2023. If our complete response addresses the deficiencies to the FDA’s satisfaction and does not raise new concerns regarding risks to subjects, we expect the FDA will lift the clinical hold and we then intend to initiate a first-in-human, phase 1 clinical trial shortly thereafter. We will reallocate resources previously intended for miroliver and mirokidney, our fully implantable bioengineered liver and kidney programs, to miroliverELAP, which will likely delay the preclinical development of miroliver and mirokidney.

Our revenue for the year ended December 31, 2022 was $953,470, consisting entirely of licensing revenue. Our net loss for the same year was $29,959,997. We have not been profitable since inception and as of December 31, 2022, we had an accumulated deficit of $104,011,911.

Components of Our Results of Operations

Licensing Revenue

For the periods presented, all of our revenue consists of licensing revenue pursuant to our license agreement with Reprise. Revenue pursuant to this agreement is recognized at the later of (i) when the related sales occur after the minimum guarantee is satisfied, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). In the fourth quarter of 2022, we recognized revenue for the 2020 and 2022 minimum royalty from Reprise, as facts and circumstances had changed regarding the collectability of the royalties under the license agreement. Due to future uncertainty regarding the collectability of the 2021 minimum royalty from Reprise, we determined the contract did not meet the requirements of Accounting Standards Codification (“ASC”) 606, therefore we did not record revenues or a receivable.

Cost of Goods Sold

Cost of goods sold relates to our license agreement with the University, pursuant to which we owe the University royalties on our revenues, which are subject to annual minimum payments.

Gross Profit (Loss)

Our gross profit (loss) is calculated by subtracting our cost of goods sold from our revenue.

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

We expect that our general and administrative expenses in absolute dollars will increase as we expand our headcount to support our growth and incur additional expenses related to operating as a public company, including director and officer insurance coverage, legal costs, accounting costs, costs related to exchange listing and costs related to SEC compliance and investor relations.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and U.S. Treasury securities.

Interest Expense

Interest expense consists of interest under our loan agreements. See “— Liquidity and Capital Resources.”

Results of Operations

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

	Year Ended
	December 31,		Change
	2022	2021	Dollar	Percentage
Licensing revenue	$953,470	$33,066	$920,404	2,783.5%
Cost of goods sold	500,000	500,000	—	—
Gross profit (loss)	453,470	(466,934)	920,404	(197.1)
Operating expenses:
Research and development	18,303,386	10,755,959	7,547,427	70.2
Regulatory and clinical	1,646,162	551,494	1,094,668	198.5
Quality	2,148,483	547,129	1,601,354	292.7
General and administrative	8,719,869	4,643,473	4,076,396	87.8
Total operating expenses	30,817,900	16,498,055	14,319,845	86.8
Operating loss	(30,364,430)	(16,964,989)	(13,399,441)	79.0
Interest income	333,469	1,973	331,496	16,801.6
Interest expense	(47,732)	(613,882)	566,150	(92.2)
Amortization of discount on note	—	(62,638)	62,638	(100.0)
Change in fair value of derivative	—	246,962	(246,962)	(100.0)
Research grants	118,696	393,034	(274,338)	(69.8)
Equity loss in affiliate	—	(223,633)	223,633	(100.0)
Gain on sale of equity investment	—	1,983,912	(1,983,912)	(100.0)
Gain on debt extinguishment	—	568,505	(568,505)	(100.0)
Net loss	$(29,959,997)	$(14,670,756)	$(15,289,241)	104.2%

Licensing Revenue

Licensing revenue was $953,470 for the year ended December 31, 2022 and $33,066 for the year ended December 31, 2021, an increase of $920,404, or 2,783.5%. The licensing revenue is a result of the licensing agreement with Reprise. The licensing revenue recognized for the year ended December 31, 2022 represents the minimum royalties due from Reprise for 2020 and 2022. The remainder of minimum royalties due from Reprise for 2021 has been deferred to 2023. Due to the uncertainty regarding the collectability of the 2021 minimum royalties from Reprise, we determined the contract did not meet the requirements of ASC 606, therefore we did not record revenues or a receivable.

Cost of Goods Sold

Cost of goods sold was $500,000 for both the year ended December 31, 2022 and 2021. Cost of goods sold relates to the minimum royalty due to the University under our license agreement.

Gross Profit (Loss)

Gross profit was $453,470 for the year ended December 31, 2022, compared with gross loss of $466,934 for the year ended December 31, 2021, an increase of $920,404, or 197.1%. The gross profit position for the year ended December 31, 2022 resulted from the recognition of the 2020 and 2022 minimum royalties due from Reprise. The gross loss position for the year ended December 31, 2021 resulted from the uncertainty of collecting the deferred minimum royalty from Reprise that made the contract not meet the requirements of ASC 606, therefore, we fully reserved against the minimum royalty.

Research and Development

Research and development expenses were $18,303,386 for the year ended December 31, 2022 and $10,755,959 for the year ended December 31, 2021, an increase of $7,547,427, or 70.2%. The increase was primarily due to lab supply increase of $3,398,536, headcount increase which resulted in an increase in payroll expense of $1,966,112, consulting expense increase of $1,251,262, contract pre-clinical cost increase of $636,316, depreciation expense increase of $365,251. The increase was partially offset by a decrease in office and other expense of $70,050.

Regulatory and Clinical

Regulatory and clinical expenses were $1,646,162 for the year ended December 31, 2022 and $551,494 for the year ended December 31, 2021, an increase of $1,094,668, or 198.5%. The increase was primarily due to headcount increase which resulted in an increase in payroll expense of $640,804 as well an increase in regulatory consulting and contracting expense of $370,365.

Quality Expenses

Quality expenses were $2,148,483 for the year ended December 31, 2022 and $547,129 for the year ended December 31, 2021, an increase of $1,601,354, or 292.7%. The increase was primarily due to lab supply increase of $753,732, headcount increase which resulted in an increase in payroll expense of $406,160 and consulting expense increase of $417,091.

General and Administrative

General and administrative expenses were $8,719,869 for the year ended December 31, 2022 and $4,643,473 for the year ended December 31, 2021, an increase of $4,076,396, or 87.8%. The increase was primarily due to headcount increase which resulted in an increase in payroll expense of $1,949,032, depreciation expense increase of $575,273, office expense increase of $567,371, insurance expense increase of $513,490, legal and accounting expense increase of $167,642 and public company expense increase of $133,978. These increases can primarily be attributed to the cost of being a public company.

Interest Income

Interest income was $333,469 for the year ended December 31, 2022 and $1,973 for the year ended December 31, 2021, an increase of $331,496. The increase was primarily due to U.S. Treasury securities purchased during the second quarter of 2022 with cash received from our IPO.

Interest Expense

Interest expense was $47,732 for the year ended December 31, 2022 and $613,882 for the year ended December 31, 2021, a decrease of $566,150, or 92.2%. The decrease was primarily due to the interest expense on the convertible promissory note previously issued to Cheshire MD Holdings, LLC (the “Cheshire Note”) being converted to equity in June 2021, and therefore there was no interest expense related to the Cheshire Note in 2022 compared to 2021.

Amortization of Discount on Note

Amortization expense related to the Cheshire Note was $0 for the year ended December 31, 2022 and $62,638 for the year ended December 31, 2021. The decrease was due to the Cheshire Note being converted to equity in June 2021, and therefore there was no amortization expense related to the Cheshire Note in 2022 compared to 2021.

Change in Fair Value of Derivative

The change in fair value of the embedded derivative related to the Cheshire Note was $0 for the year ended December 31, 2022 and $246,962 for the year ended December 31, 2021. The decrease in the change in fair value of the embedded derivative was due to the Cheshire Note being converted to equity in June 2021.

Research Grants

Research grants were $118,696 for the year ended December 31, 2022 and $393,034 for the year ended December 31, 2021. The decrease in research grants was primarily due to reaching the end of our research grant, resulting in lower grant funds.

Equity Loss in Affiliate

Equity loss in affiliate was $0 for the year ended December 31, 2022 and $223,633 for the year ended December 31, 2021. We sold our remaining ownership interest in Reprise in March 2021, eliminating the need to record any such losses for future periods, including the year ended December 31, 2022.

Gain on Sale of Equity Investment

We recognized a gain of $1,983,912 related to the sale of 1,800,000 shares of common stock of Reprise in March 2021.

Gain on Debt Extinguishment

We recognized a gain on the extinguishment of debt of $568,505 for the year ended December 31, 2021 related to the forgiveness of our loan under the Small Business Administration’s Paycheck Protection Program.

Liquidity and Capital Resources

We have incurred net losses since our inception. We incurred a net loss of $29,959,997 for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $104,011,911.

We expect to incur additional losses in the near future, and we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to develop our bioengineered organs, as we conduct clinical trials and other studies for our bioengineered organs, seek regulatory clearances or approvals for miroliverELAP, mirokidney and miroliver continue preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and to invest in our infrastructure to support our future manufacturing and other activities. We expect to incur additional costs associated with operating as a public company in the U.S. The timing and amount of our operating expenditures will depend largely on our ability to, among other things:

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. To date, we have primarily financed our operations through equity and debt financings, including public offerings of our common stock, as well as research grants. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses through the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. As of December 31, 2022, we had cash and cash equivalents of $5,208,005 and short-term investments of $19,989,489.

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

Debt Financing

In January 2012, we signed a promissory note with the University for $405,559. The promissory note bears interest at 3% per annum, compounded monthly. The note matured on December 31, 2022. We were required to make monthly principal and interest payments of $7,737 until the note was paid in full. In connection with the promissory note, we issued the University warrants to purchase 80,000 shares of our common stock at an exercise price of $1.69. As of December 31, 2022 and 2021, the principal outstanding on this loan was $0 and $83,849, respectively.

In May 2015, we entered into a loan agreement with the Minnesota Department of Employment and Economic Development under which we borrowed $250,000. The loan was unsecured and did not bear interest. The loan was due in a lump sum payment on April 1, 2022. As of December 31, 2022 and 2021, the balance outstanding on this loan was $0 and $250,000, respectively.

In January 2019, we issued the University a promissory note in the amount of $385,997 in satisfaction of our minimum royalty obligation under the licensing agreement with the University for the year ended December 31, 2018. The note bears interest at 6% per annum, compounded annually, and is due on January 31, 2025. In addition, we issued the University a 10-year warrant to purchase 20,587 shares of our common stock at an exercise price of $3.75 per share. As of both December 31, 2022 and 2021, the principal outstanding on this loan was $385,997.

Equity Distribution Agreement

On July 1, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper Sandler”). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as the sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3, filed with the SEC on July 1, 2022 and declared effective on July 11, 2022 (the “Registration Statement”). We did not issue any shares under the Equity Distribution Agreement during the year ended December 31, 2022.

Shelf Registration Statement

We filed a Shelf Registration Statement with the SEC on July 1, 2022 which was declared effective on July 11, 2022. The Registration Statement registered the offer and sale of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities and an indeterminate number of warrants to purchase common stock, preferred stock, and various series of debt securities and/or warrants to purchase any of such securities, having an aggregate initial offering price of $200.0 million.

Public Offering

In March 2023, we completed a public offering pursuant to which we sold an aggregate of 6,250,000 shares of our common stock at a public offering price of $1.60 per share to certain investors. The offering closed on March 10, 2023, resulting in net proceeds of approximately $8.8 million, after deducting underwriting discounts and commissions and other offering expenses. Piper Sandler acted as the book-running manager and Craig-Hallum Capital Group acted as the lead manager for the offering.

We will continue to incur additional costs of operating as a public company. Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations through the second quarter of 2024. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common equity or debt securities, or enter into a new credit facility. If we raise additional funds by issuing equity securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity or debt financing will be available on terms favorable to us or our stockholders, or at all. If we are unable to obtain adequate financing, we may be required to delay the development, commercialization and marketing of our product candidates.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended
	December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(26,682,581)	$(14,809,229)
Investing activities	(21,089,282)	(1,383,116)
Financing activities	168,337	65,359,581
Net (decrease) increase in cash and cash equivalents	$(47,603,526)	$49,167,236

Operating Activities

Net cash used in operating activities consisted of net losses adjusted for certain non-cash items and changes in operating assets and liabilities.

During the year ended December 31, 2022, net cash used in operating activities was $26,682,581 and reflected (i) the net loss of $29,959,997, (ii) net non-cash items of $2,189,437, including $1,151,473 of stock-based compensation, $1,108,431 of depreciation and amortization expense, amortization of premium/discount on investments of $36,636 and $758 of loss on disposal of property and equipment, partially offset by non-cash interest income of $107,861, and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $1,087,979. The most significant item comprising the changes in balances of operating assets and liabilities was the tenant improvement receivable reimbursement of $1,256,950.

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

Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $21,089,282, driven by purchases of investments of $26,026,125 and property and equipment purchases of $1,063,157, partially offset by proceeds from maturity of investments of $6,000,000.

For the year ended December 31, 2021, net cash used in investing activities was $1,383,116, as a result of purchases of property and equipment of $3,383,116 that was partially offset by the sales of Reprise stock that provided $2,000,000 of cash.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $168,337, primarily driven by proceeds from stock warrant exercises of $414,098 and proceeds from stock option exercises of $379,297, partially offset by payments on long-term debt of $333,849, payments on offering costs of $232,899, payments on financing lease obligations of $54,959 and employee taxes paid for shares withheld of $3,351.

For the year ended December 31, 2021, net cash provided by financing activities was $65,359,581, primarily as a result of the sale of common and preferred stock.

Critical Accounting Estimates

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

As a result of our Black-Scholes option fair value calculations, we recognized stock-based compensation expense of $671,628 and $514,318 for stock options during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, total compensation cost related to unvested stock options not yet recognized in the financial statements was $1,744,777, which will be recognized over the next four years. We expect to continue to grant stock options in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

The estimated grant date fair values of the employee and non-employee stock options were based on the following weighted-average assumptions:

	2022	2021
Expected life (years)	6.1	6.0
Risk-free interest rate	1.88%	1.23%
Expected dividend yield	—	—
Expected volatility	39.8%	40.0%

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

Significant Factors, Assumptions and Methodologies Used in Determining the Estimated Fair Value of Our Common Stock

Prior to our IPO on June 23, 2021, the exercise price of our stock options and the estimated fair value of the common stock underlying the options was determined by our board of directors with input from management, after taking into account the relevant valuations from an independent third-party valuation specialist. The board of directors utilized the fair values of the common stock derived in the third-party valuations as a factor to set the exercise prices for options granted, however management and our board of directors assume full responsibility for the estimates. Our board of directors determined the estimated fair value of our common stock on the date of each grant based on a number of objective and subjective factors, including:

●	the superior rights and preferences of the convertible preferred stock relative to those of our common stock, including the liquidation preferences of the convertible preferred stock;
●	our operating results and financial condition, including our levels of available capital resources;
●	material risks related to our business;
●	the lack of liquidity of our common stock as a private company and the state of the IPO offering market for similarly situated private companies;

●	the estimated likelihood of achieving a liquidity event such as an IPO and valuation conditions on our ability to go public;
●	the results of research and development activities;
●	external market conditions affecting the life sciences industry sector;
●	the valuation of publicly traded companies in the life sciences sector;
●	valuations performed by an independent third-party; and
●	general U.S. economic conditions, including stock volatility and interest rates.

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

We recognized stock-based compensation expense of $473,045 and $107,841 for restricted stock units during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, total compensation cost related to unvested restricted stock units not yet recognized in the financial statements was $741,499, which will be recognized over the next four years. We expect to continue to grant restricted stock units in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

Equity Method Investment

We account for our equity investments in 20% to 50%-owned companies under the equity method as the Company can exercise significant influence, but not control, over such investments. The equity method requires that gains (losses) are recognized in other income (expense), net in the statements of operations. We recorded the equity method share of losses in Reprise for the year ended December 31, 2021 in the statements of operations. Even though our ownership dropped below 20% on November 15, 2020, the Company still had significant influence over the activities of Reprise due to common board members. We sold our remaining ownership of Reprise in March 2021 (see Note 5 to the Financial Statements contained in Item 8 of this Form 10-K).

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

For our agreements that include sales-based royalties and where the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur after the minimum guarantee is satisfied, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We assess the collectability of the consideration and only recognize revenue when the collectability of the consideration is deemed probable. We re-assess the collectability of the consideration on a periodic basis, typically quarterly, and recognize revenue deemed probable of being collected.

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

We will remain an emerging growth company until the earlier of (1) December 31, 2026, the fiscal year-end following the fifth anniversary of our IPO, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.235 billion, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company,

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to identified material weaknesses in our internal control over financial reporting, which are described below in “Management’s Annual Report on Internal Control Over Financial Reporting”.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.

In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 due to deficiencies that existed in the design or operation of our internal control over financial reporting that are considered to be material weaknesses.

Management has determined that our financial statement close process includes deficiencies in the design or operation of our financial statement close processes, mainly driven by the small size of our accounting and finance staff and, as a result, inadequate segregation of duties consistent with control objectives. We also do not have written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information.

Management is committed to remediating its material weaknesses as promptly as possible and is in the process of implementing its remediation plan. We are in the process of designing, implementing, documenting and testing the effectiveness of our processes, procedures and internal controls over financial reporting. The material weakness cannot be considered completely remediated until the applicable internal controls over financial reporting have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot reasonably assure we will be able to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

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

Information about our Executive Officers

As of the date of this Form 10-K, the following individuals were executive officers of the Company:

Name	Age	Position(s)
Jeffrey Ross	47	Chief Executive Officer and Director
James Douglas	50	Chief Financial Officer
John Barry	49	Vice President of Research and Development

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

James Douglas Mr. Douglas has been our Chief Financial Officer since March 2022, with over 25 years of experience in investment banking, industry, and public accounting. Prior to joining the Company, Mr. Douglas was a Managing Director at Piper Sandler in the healthcare investment banking group, advising biotechnology and medical technology companies on mergers and acquisitions and financing transactions, as well as providing a broad range of strategic guidance. Prior to his work at Piper Sandler, Mr. Douglas worked at Abbott Laboratories in the corporate financial planning division and global pharmaceutical operations division (now AbbVie). Before his work at Abbott Laboratories, Mr. Douglas worked at PricewaterhouseCoopers providing audit and transaction services. Mr. Douglas holds a Bachelor’s degree in Accounting from the University of Wisconsin – Milwaukee and a M.B.A. specializing in analytical finance and marketing from the J.L. Kellogg School of Management at Northwestern University. He is also a certified public accountant (inactive).

John Barry, Ph.D., FRSC. Dr. Barry has been our Vice President of Research and Development since August 2021. Prior to joining the Company, Dr. Barry was a Vice President of Research and Development at Emergent BioSolutions, where he built an international research and development team and pipeline around combination products for emergency use. Prior to his work at Emergent BioSolutions, Dr. Barry worked for Baxter International, where he led research and development for the Biosurgery Business Unit. Dr. Barry has co-authored and co-invented multiple publications and patents related to hemostats, sealants and tissue repair/regeneration. Dr. Barry is co-inventor on multiple patents related to hemostats, sealants and tissue repair/regeneration. Dr. Barry has served as a principal investigator on grants, awards and contracts from leading government agencies and non-for-profit organizations, including the National Institutes of Health, Biomedical Advanced Research and Development Authority and the U.S. Department of Defense. Dr. Barry received his Ph.D. in Chemistry from the University of Nottingham (UK). Dr. Barry is a Fellow of the Royal Society of Chemistry (UK).

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

(3) Exhibits

Exhibit No.	Description	Reference
3.1	Second Amended and Restated Certificate of Incorporation of Miromatrix Medical Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K, filed March 30, 2022.
3.2	Amended and Restated Bylaws of Miromatrix Medical Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed June 28, 2021.
4.1	Description of Securities of Miromatrix Medical Inc.	Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed March 30, 2022.
10.1	Multi-Tenant Industrial Triple Net Lease, dated August 2, 2021, by and between Miromatrix Medical Inc. and B9 Polar Prairie Oaks Corporate LLC	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed August 5, 2021.
10.2	Exclusive Patent License Agreement, dated February 4, 2010, by and between Miromatrix Medical Inc. and the University of Minnesota	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.3	First Amendment to Exclusive Patent License Agreement, dated November 17, 2010, by and between Miromatrix Medical Inc. and the University of Minnesota	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.4	Second Amendment to Exclusive Patent License Agreement, dated March 12, 2013, by and between Miromatrix Medical Inc. and the University of Minnesota	Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.5	Third Amendment to Exclusive Patent License Agreement, dated December 11, 2014, by and between Miromatrix Medical Inc. and the University of Minnesota	Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.

Exhibit No.	Description	Reference
10.6	Fourth Amendment to Exclusive Patent License Agreement, dated September 15, 2016, by and between Miromatrix Medical Inc. and the University of Minnesota	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.7	Fifth Amendment to Exclusive Patent License Agreement, dated February 21, 2021, by and between Miromatrix Medical Inc. and the University of Minnesota	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.8	License Agreement, dated January 1, 2011, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.9	License Agreement, dated September 15, 2013, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.10	License Agreement, dated December 1, 2014, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.11	First Amendment to the License Agreement, dated September 20, 2016, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.12	Second Amendment to the License Agreement, dated September 12, 2017, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.13	Third Amendment to the License Agreement, dated February 21, 2017, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.14	Fourth Amendment to the License Agreement, dated January 24, 2018, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.15	Fifth Amendment to the License Agreement, dated May 12, 2019, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.16	Sixth Amendment to the License Agreement, dated February 28, 2020, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.17	Seventh Amendment to the License Agreement, dated February 26, 2021, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.18	Eighth Amendment to the License Agreement, dated July 5, 2021, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed November 15, 2021.
10.19	Nineth Amendment to the License Agreement, dated October 21, 2021, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by refence to Exhibit 10.40 of the Company’s Annual Report on Form 10-K, filed March 30, 2022.

Exhibit No.	Description	Reference
10.20	Tenth Amendment to the License Agreement, dated March 31, 2022, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed May 16, 2022.
10.21	Sub-License Agreement, dated October 1, 2013, by and between Miromatrix Medical Inc. and Texas Heart Institute	Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.22	First Amendment to Sub-License Agreement, dated April 1, 2014, by and between Miromatrix Medical Inc. and Texas Heart Institute	Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.23	Second Amendment to Sub-License Agreement, dated September 25, 2018, by and between Miromatrix Medical Inc. and Texas Heart Institute	Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.24	Patent and Know-How License Agreement, dated June 30, 2019, by and between Miromatrix Medical Inc. and Reprise Biomedical Inc.	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.25	First Amendment to Patent and Know-How License Agreement, dated October 3, 2019, by and between Miromatrix Medical Inc. and Reprise Biomedical Inc.	Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.26	Second Amendment to Patent and Know-How License Agreement, dated February 22, 2021, by and between Miromatrix Medical Inc. and Reprise Biomedical Inc.	Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.27*	Employment Agreement, dated August 31, 2021, by and between Miromatrix Medical Inc. and Jeff Ross	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 3, 2021.
10.28*	Employment Agreement, dated August 31, 2021, by and between Miromatrix Medical Inc. and Brian Niebur	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed September 3, 2021.
10.29*	Employment Agreement, dated March 1, 2022, by and between Miromatrix Medical Inc. and James M. Douglas	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 1, 2022.
10.30*	Form of Director and Officer Indemnification Agreement	Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.31*	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed November 15, 2021.
10.32*	Miromatrix Medical Inc. 2010 Stock Incentive Plan	Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.33*	Miromatrix Medical Inc. 2019 Stock Incentive Plan	Incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.34*	Miromatrix Medical Inc. 2021 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.35*	Miromatrix Medical Inc. 2021 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.36*	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan	Incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.

Exhibit No.	Description	Reference
10.37*	Form of Incentive Stock Option Agreement under the 2019 Stock Incentive Plan	Incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.38*	Form of Director Non-Qualified Stock Option Agreement under the 2021 Stock Incentive Plan	Incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.39*	Form of Employee Non-Qualified Stock Option Agreement under the 2021 Stock Incentive Plan	Incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.40*	Form of Director Restricted Stock Unit Award Agreement under the 2021 Stock Incentive Plan	Incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.41*	Form of Employee Restricted Stock Unit Award Agreement under the 2021 Stock Incentive Plan	Incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1/A, filed June 22, 2021.
10.42	Eleventh Amendment to the License Agreement, dated November 1, 2022, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Filed herewith.
10.43	Equity Distribution Agreement, dated July 1, 2022 by and between Miromatrix Medical Inc. and Piper Sandler & Co.	Incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3, filed July 1, 2022.
23.1	Consent of Baker Tilly US, LLP	Filed herewith.
24.1	Powers of Attorney	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
101

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements

Filed herewith.
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed herewith.
*	This exhibit is a management contract or compensatory plan or agreement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2023.

MIROMATRIX MEDICAL INC.

By:	/s/ Jeffrey Ross
Jeffrey Ross Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2023.

/s/ Jeffrey Ross	/s/ James Douglas
Jeffrey Ross, Chief Executive Officer and Director (Principal Executive Officer)	James Douglas, Chief Financial Officer (Principal Financial and Accounting Officer)

*	*
Paul Buckman, Chairman of the Board and Director	William P. Burke, Director

*	*
John Erb, Director	Lisa Wipperman Heine, Director

*
Peter Maag, Director
*	Jeffrey Ross, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ Jeffrey Ross
Jeffrey Ross, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Miromatrix Medical Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Miromatrix Medical Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations, shareholders’ equity (deficit) and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Minneapolis, Minnesota

March 31, 2023

MIROMATRIX MEDICAL INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,208,005	$52,811,531
Restricted cash	800,100	800,100
Short-term investments	19,989,489	—
Receivable from Reprise Biomedical, Inc.	930,355	17,819
Interest receivable	107,861	—
Tenant improvement allowance receivable	—	1,256,950
Prepaid expenses and other current assets	274,952	450,873
Total current assets	27,310,762	55,337,273
Deferred offering costs	232,899	—
Right of use asset	1,673,575	—
Property and equipment, net	5,545,694	5,591,726
Total assets	$34,762,930	$60,928,999

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$333,849
Current portion of deferred royalties	979,167	488,368
Accounts payable	1,584,929	2,094,854
Current portion of financing lease obligations	44,157	58,037
Current portion of lease liability	389,649	—
Current portion of tenant improvement obligation	—	160,462
Accrued expenses	1,948,376	1,428,622
Total current liabilities	4,946,278	4,564,192
Deferred royalties, net	491,733	491,733
Long-term debt	385,997	385,997
Deferred rent	—	207,204
Financing lease obligations, net	11,689	52,768
Lease liability, net	2,720,781	—
Tenant improvement obligation, net	—	1,029,629
Accrued interest	99,048	71,592
Total liabilities	8,655,526	6,803,115
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.00001; 190,000,000 shares authorized; 20,944,109 issued and outstanding as of December 31, 2022 and 20,385,645 issued and outstanding as of December 31, 2021	209	204
Additional paid-in capital	130,119,106	128,177,594
Accumulated deficit	(104,011,911)	(74,051,914)
Total shareholders’ equity	26,107,404	54,125,884
Total liabilities and shareholders’ equity	$34,762,930	$60,928,999

The accompanying notes are an integral part of these financial statements.

MIROMATRIX MEDICAL INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021

Licensing revenue	$953,470	$33,066
Cost of goods sold	500,000	500,000
Gross profit (loss)	453,470	(466,934)
Operating expenses:
Research and development	18,303,386	10,755,959
Regulatory and clinical	1,646,162	551,494
Quality	2,148,483	547,129
General and administration	8,719,869	4,643,473
Total operating expenses	30,817,900	16,498,055
Operating loss	(30,364,430)	(16,964,989)
Interest income	333,469	1,973
Interest expense	(47,732)	(613,882)
Amortization of discount on note	—	(62,638)
Change in fair value of derivative	—	246,962
Research grants	118,696	393,034
Equity loss in affiliate	—	(223,633)
Gain on sale of equity investment	—	1,983,912
Gain on debt extinguishment	—	568,505
Net loss	$(29,959,997)	$(14,670,756)
Net loss per share, basic and diluted	$(1.45)	$(1.28)
Weighted average shares used in computing net loss per share, basic and diluted	20,727,952	11,484,598

The accompanying notes are an integral part of these financial statements.

MIROMATRIX MEDICAL INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amounts	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	2,185,822	$22	$8,346,943	$(59,381,158)	$(51,034,193)
Stock-based compensation expense	—	—	622,159	—	622,159
Exercise of stock options	462,866	5	903,575	—	903,580
Exercise of stock warrants	127,886	1	71,474	—	71,475
Conversion of preferred stock to common stock	11,092,314	111	66,553,049	—	66,553,160
Note payable and accrued interest converted to common stock	996,757	10	7,152,389	—	7,152,399
Sale of common stock, net of expenses	5,520,000	55	44,528,005	—	44,528,060
Net loss	—	—	—	(14,670,756)	(14,670,756)
Balance at December 31, 2021	20,385,645	204	128,177,594	(74,051,914)	54,125,884
Stock-based compensation expense	—	—	1,151,473	—	1,151,473
Exercise of stock options	340,938	3	379,294	—	379,297
Exercise of stock warrants	191,559	2	414,096	—	414,098
Issuance of restricted shares	37,542	—	—	—	—
Shares tendered in payment of option price and income tax withholdings	(11,575)	—	(3,351)	—	(3,351)
Net loss	—	—	—	(29,959,997)	(29,959,997)
Balance at December 31, 2022	20,944,109	$209	$130,119,106	$(104,011,911)	$26,107,404

The accompanying notes are an integral part of these financial statements.

MIROMATRIX MEDICAL INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(29,959,997)	$(14,670,756)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,108,431	167,907
Stock-based compensation	1,151,473	622,159
Loss on disposal of property and equipment	758	5,459
Non-cash interest income	(107,861)	—
Amortization of premium/discount on investments	36,636	—
Deferred rent	—	207,204
Amortization of tenant improvement allowance	—	(66,859)
Amortization of discount on note	—	62,638
Change in fair value of derivative	—	(246,962)
Gain on debt extinguishment	—	(568,505)
Equity loss in affiliate	—	223,633
Gain on sale of equity investment	—	(1,983,912)
Changes in operating assets and liabilities:
Receivable from Reprise Biomedical, Inc.	(912,536)	(2,617)
Grant receivable	—	100,000
Prepaid expenses	175,921	(320,297)
Operating lease right of use asset	(3,070,870)	—
Tenant improvement receivable reimbursement	1,256,950	—
Accounts payable and accrued expenses	500,628	1,066,718
Accrued interest	27,456	594,961
Operating lease liability	3,110,430	—
Net cash used in operating activities	(26,682,581)	(14,809,229)
Cash flows from investing activities:
Purchase of investments	(26,026,125)	—
Proceeds from maturity of investments	6,000,000	—
Proceeds from sale of equity-method investment	—	2,000,000
Purchases of property and equipment	(1,063,157)	(3,383,116)
Net cash used in investing activities	(21,089,282)	(1,383,116)
Cash flows from financing activities:
Payments on long-term debt	(333,849)	(88,883)
Payments on financing lease obligations	(54,959)	(33,888)
Proceeds from financing lease obligations	—	87,567
Payments on offering costs	(232,899)	—
Proceeds from sale of common stock, net	—	44,528,060
Proceeds from sale of preferred stock, net	—	19,891,670
Employee taxes paid for shares withheld	(3,351)	—
Proceeds from stock warrant exercises	414,098	71,475
Proceeds from stock option exercises	379,297	903,580
Net cash provided by financing activities	168,337	65,359,581
Net (decrease) increase in cash and cash equivalents	(47,603,526)	49,167,236
Cash, cash equivalents and restricted cash at beginning of year	53,611,631	4,444,395
Cash, cash equivalents and restricted cash at end of year	$6,008,105	$53,611,631

Cash and cash equivalents	$5,208,005	$52,811,531
Restricted cash	800,100	800,100
Cash, cash equivalents and restricted cash at end of year	$6,008,105	$53,611,631

Supplemental disclosure of cash flow information:
Interest paid	$20,276	$22,453
Purchases of property and equipment in accounts payable and accrued expenses	$—	$2,057,443
Forgiveness of paycheck protection program loan	$—	$568,505
Leased assets obtained in exchange for new operating lease liabilities	$1,986,172	$—

The accompanying notes are an integral part of these financial statements.

MIROMATRIX MEDICAL INC.

Notes to the Financial Statements

NOTE 1 — DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Miromatrix Medical Inc. (the “Company”) is a life sciences company pioneering a novel technology for bioengineering fully transplantable organs to help save and improve patients’ lives. Founded in 2009, the Company is one of a small group of companies at the forefront of developing alternatives to human-donor organ transplants, and within this small group of companies there are important differences between the technologies being developed. The Company’s proprietary technology is a scalable platform that uses a two-step method of decellularization and recellularization designed to remove the porcine cells from the organs obtained from pigs and replace them with unmodified human cells. The Company’s initial development focus is on bioengineering livers and kidneys, and the Company’s technology platform is also applicable to bioengineering other organs including hearts, lungs and pancreases. The Company has collaborations with Baxter International Inc. (“Baxter”), CareDx, Inc. (“CareDx”), the Mayo Clinic, the Mount Sinai Health System and the Texas Heart Institute, and we have received strategic investments from Baxter, CareDx and DaVita Inc.

Basis of Preparation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) applicable to annual reports of companies filing as a smaller reporting company.

In the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, stockholders’ equity and cash flows for the presented periods. The Company has evaluated subsequent events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.

Reclassifications

Certain reclassifications to previously reported financial information on the Balance Sheets and Statements of Operations have been made to conform to the current period presentation.

Amended and Restated Charter

On May 20, 2021, the Company’s Board of Directors (the “Board”) and stockholders approved an amendment and restatement of the Company’s then-existing certificate of incorporation (the “Pre-IPO Certificate”) to create, among other changes, a Series C Convertible Preferred Stock (“Series C Stock”). The Series C Stock would convert into shares of the Company’s common stock upon the Company’s initial public offering at 80% of the price at which the common stock is being sold in the initial public offering (see Note 2).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining balances in excess of the federally insured limits. As of December 31, 2022 and 2021, the Company had $5,208,005 and $52,811,531, respectively, held as cash or invested in money market funds which are classified as a Level 1 fair valued measured asset since these funds are traded on a regular basis.

Investments

The Company has invested its excess cash in U.S. Treasury securities. The Company intends and has the ability to hold these investments to maturity. Securities with original maturity dates of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates.

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

Equity Method Investments

Investments in 20% to 50%-owned companies are accounted for under the equity method as the Company can exercise significant influence, but not control, over such investments. The equity method requires that gains (losses) are recognized in other income (expense), net in the statements of operations. The Company spun out its acellular business to Reprise Biomedical, Inc. (“Reprise”) on June 30, 2019, retaining a 45% ownership in Reprise. In November 2020, the Company’s ownership decreased to 18%. Even though the Company’s ownership dropped below 20% in November 2020, the Company still had significant influence over the activities of Reprise due to common board members. In March 2021, the Company sold its remaining ownership interest in Reprise.

The Company recorded its equity method share of losses in Reprise from January 1, 2021 to March 15, 2021 in the statements of operations (see Note 5).

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right of use assets and lease liabilities on the balance sheets. The right of uses assets and lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses the interest rate available for the lowest-grade debt in the marketplace. The right of use asset is also adjusted for any lease payments made and lease incentives. The Company’s lease terms may include options to extend or terminate the lease typically at its own discretion. The Company does not include renewal options in the right of use asset and lease liability.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of related assets which range from three to five years for machinery and equipment. Leasehold improvements and tenant improvements are depreciated over the shorter of the useful life or the term of the lease. Maintenance, repairs and minor renewals are expensed when incurred. Depreciation and amortization expense related to research and development, such as certain leasehold improvements and lab equipment is presented in research and development expenses in the statements of operations.

Patents

Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents resulting in probable future economic benefits to the Company and are included in general and administration expenses on the statements of operations.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (ASC 606), which the Company adopted effective January 1, 2019. The Company recognizes revenue for product sales when a contract and performance obligation is identified and control of the promised goods or services is transferred to the Company’s customers, which occurs at a point in time, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods.

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

Stock-Based Compensation

The Company recognizes expense for its stock-based compensation based on the fair value of the awards on the grant date. The Company also determines the fair value of non-statutory stock options issued to consultants based on the fair value of the consultant’s commitment at the date of grant. Compensation expense is recognized on a straight-line basis over the requisite service period. The Company has elected to recognize forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy the service condition is recognized in the period of the forfeiture.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model (the “Black-Scholes model”), which requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted average period of time that the options granted are expected to be outstanding), the volatility of common stock and an assumed risk-free interest rate. The Company uses the “simplified method” to determine the expected term of the stock option. Volatility is based on an average of the historical volatilities of the common stock of publicly-traded companies with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future (see Note 9).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and accounts payable. Historically, the Company’s credit losses have been insignificant.

Income Taxes

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2022 and 2021, the Company did not have any material uncertain tax positions.

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

The Company has elected to recognize interest on tax deficiencies as interest expense and income tax penalties as general and administration expense. For the years ended December 31, 2022 and 2021, the Company recognized no interest or penalties (see Note 10).

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because we have reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of stock options and warrants were antidilutive in those periods (see Note 16).

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. The standard also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The Company adopted the new standard effective January 1, 2022 using the modified retrospective approach.

The Company determines if an arrangement is a lease at inception. Operating leases are included in right of use assets and lease liabilities on the balance sheets. The right of use assets and lease liabilities are recognized as the present value of the future minimum lease payments over the lease term at commencement date. The right of use asset is also adjusted for any lease payments made and excludes lease incentives and initial direct costs incurred. As most leases do not provide an implicit rate, and the Company does not have a readily available incremental borrowing rate, the Company uses the interest rate available for the lowest-grade debt in the marketplace based on the information available at commencement date in determining the present value of future payments.

The standard provides a number of optional practical expedients in transition. The Company elected to exercise the package of practical expedients, which, among other things, allows the Company to carryforward the determining lease classification and lease term.

As a result of adopting the new standard, the Company recognized right of use assets of $1,882,696 and lease liabilities of $2,020,839 as of January 1, 2022. Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation for the year ended December 31, 2022. Specifically, prior to the adoption of ASC 842, the Company presented capital leases together with long-term debt on the balance sheets. Financing leases (previously capital leases) are now presented separately on the balance sheets. In addition, prior to the adoption of ASC 842, the Company presented the non-cash change in deferred rent as deferred rent within the operating section of the statement of cash flows. This balance is now presented on the operating lease right of use asset line within the operating section of the statement of cash flows. The adoption of this standard did not have a material impact on income or cash flows (see Note 14).

Accounting Pronouncements Not Yet Adopted

The FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments and an updated ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted are trade and other receivables, held-to-maturity debt securities, loans and other instruments. The Company adopted the standard effective January 1, 2023 using the modified retrospective approach. The adoption did not have an impact on the Company's financial statements.

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

NOTE 3 — INVESTMENTS

The Company has invested its excess cash in U.S. Treasury securities. The Company intends and has the ability to hold these investments to maturity. Securities with original maturity dates of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. All investments held on December 31, 2022 had contractual maturities of less than one year.

	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value
Short-term:
U.S. Treasury notes	$19,989,489	$—	$187,089	$19,802,400
Total	$19,989,489	$—	$187,089	$19,802,400

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,	December 31,
	2022	2021
Lab equipment	$1,977,436	$1,549,416
Leasehold improvements	3,392,220	3,239,307
Furniture, fixtures and computers	2,022,894	1,671,793
	7,392,550	6,460,516
Less accumulated depreciation and amortization	(1,846,856)	(868,790)
	$5,545,694	$5,591,726

Depreciation and amortization expense was $1,108,431 and $167,907 for the years ended December 31, 2022 and 2021, respectively.

NOTE 5 — EQUITY METHOD INVESTMENT

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

The Company recorded its equity method shares of losses from January 1, 2021 to March 15, 2021 in the statement of operations. Financial information from the financial statements of Reprise is summarized as follows:

Period Ended
March 15,
2021
Net sales	$93,985
Gross margin	$47,708
Net loss	$(1,376,522)
Miromatrix Medical Inc. share of net loss	$(223,633)

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	December 31,	December 31,
	2022	2021
Wages	$1,434,675	$704,502
Pre-clinical study costs	200,000	—
Taxes	112,974	101,221
Legal	80,794	37,000
Key opinion leader compensation	18,700	25,500
Royalties	3,422	2,000
Facility costs	—	242,892
Supplies	—	127,505
Other	97,811	188,002
Accrued expenses	$1,948,376	$1,428,622

NOTE 7 — FAIR VALUE MEASUREMENT

The fair value of the Company’s financial instruments reflects the amount that the Company estimates that it would receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses a three-tier valuation hierarchy based upon observable and non-observable inputs to measure fair value:

●	Level 1: Inputs that include quoted prices in active markets for identical assets and liabilities.
●	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The table below discloses changes in value of the Company’s embedded derivative liabilities discussed above.

Derivative liability balance at December 31, 2020	$246,962
Gain recognized to revalue derivative instrument at fair value	(246,962)
Derivative liability balance at December 31, 2021	$—

NOTE 8 — DEBT

In January 2012, the Company signed an unsecured promissory note with the Regents of the University of Minnesota (the “University”) for $405,559. Commencing on January 1, 2016 the promissory note bore interest at 3.0% per annum, compounded monthly. On or before January 31, 2018, the Company was required to make monthly principal and interest payments of $7,737 until the note was paid in full. The note matured on December 31, 2022 and paid in full during 2022. As of December 31, 2022 and 2021, the principal outstanding on this loan was $0 and $83,849, respectively. In association with the promissory note, the Company issued the University warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.69, which were exercised in the second quarter of 2022.

In May 2015, the Company entered into a loan agreement with the Minnesota Department of Employment and Economic Development under which the Company borrowed $250,000. The loan did not bear interest, was due in a lump sum payment on April 1, 2022 and was uncollateralized. As of December 31, 2022 and 2021, the balance outstanding on this loan was $0 and $250,000, respectively.

In January 2019, the Company issued the University a promissory note in the amount of $385,997 in satisfaction of the Company’s minimum royalty obligation for the year ended December 31, 2018. The note bears interest at 6.0% per annum, compounded annually, and is due on January 31, 2025. As of both December 31, 2022 and 2021, the balance outstanding on this loan was $385,997. In addition, the Company issued the University a 10-year warrant to purchase 20,587 shares of the Company’s common stock at an exercise price of $3.75 per share, which have not been exercised as of December 31, 2022.

Future principal maturities for debt are as follows:

Amounts Due in the Years Ending December 31,
2023	$—
2024	—
2025	385,997
Total future maturities payments	385,997
Less current portion	—
Long-term debt	$385,997

The weighted average interest rate on the current portion of debt was 0.8% as of December 31, 2021.

NOTE 9 — EQUITY

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

At December 31, 2022 and 2021, there were 20,944,109 and 20,385,645 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.00001. As of December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Equity Incentive Plans

In May 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants of the Company. Shares of common stock underlying outstanding awards under the 2019 Plan (defined below) and the 2021 Plan that expire, are forfeited, are retained by the Company to satisfy any exercise price or any tax withholding, repurchased by the Company at their original purchase price or settled in cash may be added to the number of shares of common stock available for issuance under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will automatically increase on the first day of each fiscal year, beginning January 1, 2022, in the amount equal to the lesser of (a) 4.5% of the total number of shares of common stock outstanding as of December 31 of the immediately preceding calendar year, (b) 600,000 shares of common stock, or (c) such lesser number of shares as determined by the Board of Directors. On January 1, 2023, the number of shares reserved for issuance under the 2021 Plan automatically increased by 600,000 shares of common stock.

The Company also maintains its prior stock option plans adopted in 2010 (the “2010 Plan”) and 2019 (the “2019 Plan”) The Company ceased making awards under the 2010 Plan upon adoption of the 2019 Plan and similarly under the 2019 Plan upon stockholder approval of the 2021 Plan.

As of December 31, 2022, there were 2,330,853 and 267,000 options outstanding under the 2010 Plan and 2019 Plan, respectively.

As of December 31, 2022, there were 1,233,833 stock options and 239,198 restricted stock units outstanding under the 2021 Plan.

As of December 31, 2022, there were 767,427 shares of common stock available for issuance under the 2021 Plan.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following weighted average assumptions:

	2022	2021
Expected life (years)	6.1	6.0
Risk-free interest rate	1.88%	1.23%
Expected dividend yield	—	—
Expected volatility	39.8%	40.0%

The Company recognizes stock option compensation expense based on the grant date fair value of the award. The Company issues new common shares for stock options exercised.

Stock option activity for the years ended December 31, 2022 and 2021 was as follows:

	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of the year	3,526,138	$3.99	3,768,730	$3.15
Granted	963,000	$3.90	424,833	$8.59
Exercised	(340,938)	$1.25	(462,866)	$1.95
Canceled or expired	(316,514)	$4.85	(204,559)	$2.62
Options outstanding at end of the year	3,831,686	$4.12	3,526,138	$3.99
Options exercisable	2,729,561	$3.84	2,976,089	$3.42

The weighted average fair value of options granted for the years ending December 31, 2022 and 2021 was $1.58 and $3.42 per share, respectively.

As of December 31, 2022, there were 3,831,686 common stock options outstanding with a weighted average remaining contractual life of 5.38 years. As of December 31, 2022, there were 2,729,561 common stock options exercisable with a weighted average remaining contractual life of 3.88 years.

The intrinsic value of the outstanding options as of December 31, 2022 and 2021 was $237,150 and $4,155,492, respectively. The intrinsic value of the exercisable options as of December 31, 2022 and 2021 was $212,510 and $3,995,176, respectively. The intrinsic value of options exercised for the years ended December 31, 2022 and 2021 was $762,264 and $2,412,480, respectively.

The Company recognized $671,628 and $514,318 of stock-based compensation expense related to option grants during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $1,744,777 of unrecognized compensation costs related to stock option grants which is expected to be recognized over the remaining vesting period during the years ending December 31, 2023, 2024, 2025, and 2026. The Company issues new common shares for options exercised.

Restricted Stock Units

The Company recognizes restricted stock unit (“RSU”) compensation expense based on the grant date fair value of the award. Each RSU is eligible to vest over time and settle into one newly issued share of Company common stock.

RSU activity for the years ended December 31, 2022 and 2021 was as follows:

	2022		2021
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at beginning of the year	51,331	$8.29	—	$—
Granted	236,174	$3.98	51,331	$8.29
Vested	(37,542)	$7.30	—	$—
Canceled	(10,765)	$4.40	—	$—
Unvested at end of the year	239,198	$4.20	51,331	$8.29

The Company recognized $473,045 and $107,841 of stock-based compensation expense related to restricted stock units during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $741,499 of unrecognized compensation costs related to restricted stock units which is expected to be recognized over the remaining vesting period during the years ending December 31, 2023, 2024, 2025 and 2026.

Employee Stock Purchase Plan

The Company accounts for employee stock purchases made under its 2021 Employee Stock Purchase Plan (“2021 ESPP”), using the estimated grant date fair value in accordance with Accounting Standards Codification, Topic ASC 718, Stock Compensation. The Company values ESPP shares using the Black-Scholes model.

There were 300,000 shares of common stock initially reserved for issuance under the 2021 ESPP. In addition, the 2021 ESPP contains a provision which provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (i) 1% of the total number of shares outstanding as of December 31 of the immediately preceding calendar year, (ii) 200,000 shares or (iii) such number of shares as determined by the Board. As of December 31, 2022, there were 500,000 shares of common stock available for issuance under the 2021 ESPP. On January 1, 2023, the number of shares reserved for issuance under the 2021 ESPP automatically increased by 200,000 shares of common stock.

There were no shares issued under the 2021 ESPP during the year ended December 31, 2022.

Stock Warrants

Stock warrant activity for the years ended December 31, 2022 and 2021 was as follows:

Common warrants
Warrants outstanding December 31, 2020	707,669
Granted	276,000
Exercised	(82,790)
Terminated	(105,500)
Warrants outstanding December 31, 2021	795,379
Granted	—
Exercised	(191,559)
Expired	(4,629)
Warrants outstanding December 31, 2022	599,191

Weighted average exercise price:
December 31, 2022	$6.16
December 31, 2021	$5.18

Weighted average remaining contractual life in years:
December 31, 2022	2.55
December 31, 2021	2.79

NOTE 10 — INCOME TAXES

A reconciliation of income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	12.0	6.0
Research and development tax credits	38.3	6.6
Stock compensation and other	0.3	(16.5)
Change in valuation allowance	(71.6)	(17.1)
Effective income tax rate	—%	—%

The components of the Company’s deferred taxes for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Capitalized research and development expenses	$16,378,000	$66,000
Net operating loss carryforwards	10,102,000	6,939,000
Research and development credit	5,290,000	4,113,000
Option and warrant expense	2,134,000	1,910,000
Asset valuation reserves and other	980,000	103,000
Total deferred tax assets	34,884,000	13,131,000
Deferred tax liabilities
Depreciation and amortization	(318,000)	—
Total deferred tax liabilities	(318,000)	—
Valuation allowance	(34,566,000)	(13,131,000)
Net deferred tax assets	$—	$—

The Company had no income tax expense due to the operating losses incurred for the years ended December 31, 2022 and 2021. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2022 and 2021. The valuation allowance increased by $21,435,000 and $2,511,000 for the years ended December 31, 2022 and 2021 primarily due to the Company’s operating losses, respectively.

At December 31, 2022, the Company had $40,468,000 of federal and $20,715,000 of state net operating loss carryforwards, respectively. If not utilized, these carryforwards expire in the years 2031 through 2041. The ultimate utilization of the net operating loss carryforwards may be limited in the future due to changes in the ownership of the Company. We may experience an ownership change in connection in the future as a result of subsequent changes in our stock ownership, some of which are outside our control; and we are do not currently intend to take any steps to prohibit any subsequent changes in our stock ownership in order to avoid such an ownership change. If an ownership change has occurred in the past or occurs in the future, we may not be able to use a material portion of our NOLs and other tax attributes to offset future taxable income or taxes if we attain profitability. This limitation, if applicable, has not been determined by the Company.

As of December 31, 2022 and 2021, the Company has no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits for the years ended December 31, 2022 and 2021.

NOTE 11 — EMPLOYEE BENEFIT PLANS

The Company’s employees are eligible to participate in a defined contribution benefit plan. Employees may contribute a percentage of their wages, subject to limits established by the Internal Revenue Code. The Company may elect to make discretionary contributions to the plan. Total contribution expense for the year ended December 31, 2022 was $26,942. There were no discretionary contributions during the year ended December 31, 2021.

NOTE 12 — SIGNIFICANT CUSTOMERS

The Company had one customer that accounted for 100% of total revenue for the years ended December 31, 2022 and 2021. The current receivable for this customer is included in Receivable from Reprise Biomedical, Inc. on the balance sheets. The long-term receivable related to minimum royalties from this customer has been completely reserved against due to uncertainty regarding collectability (See Note 15).

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Patent License Agreement

Under an Exclusive Patent License Agreement between the Company and the University, the Company is required to make minimum royalty payments to the University of $500,000 per year. Under the Patent and Know-How License Agreement with Reprise, Reprise has minimum royalty obligations to the Company of $500,000 per year (See Note 15).

NOTE 14 — LEASES

The Company leases its corporate headquarters, which houses its research and development operations and office space. The lease term began in August 2021 and is scheduled to terminate in May 2029. The Company has one option to extend the term for a period of five years. The depreciable life of assets and leasehold improvements is limited by the expected lease term. The lease provided a tenant improvement allowance of $1,256,950, which was received by the Company during the first quarter of 2022. The tenant improvement allowance is included in the calculation of the right of use asset and lease liability.

The Company also leases equipment that are accounted for as financing leases. Financing lease assets are classified as lab equipment within property and equipment on the balance sheets.

Supplemental balance sheet information for the Company is as follows:

Leases	Classification	December 31, 2022
Assets
Operating lease assets	Right of use asset	$1,673,575
Financing lease assets	Property and equipment, net of accumulated depreciation	$81,325

Liabilities
Current
Operating	Current portion of lease liability	$389,649
Financing	Current portion of financing lease obligations	$44,157
Noncurrent
Operating	Lease liability, net	$2,720,781
Financing	Financing lease obligations, net	$11,689

Information on the Company’s lease costs are as follows:

		Year Ended
Lease cost	Classification	December 31, 2022
Operating lease cost	Operating expenses: General and administrative	$329,341
Financing lease cost
Amortization of leased assets	Depreciation and amortization	$37,919
Interest on lease liabilities	Interest expense	$5,319
Variable lease cost(1)	Operating expenses: General and administrative	$208,574

(1)	Variable lease costs consist primarily of taxes, insurance and common area maintenance costs for the Company’s operating lease.

Future payments for the Company’s leases are as follows:

Amounts Due in Years Ending	Operating Leases	Financing Leases	Total
2023	$511,669	$46,298	$557,967
2024	527,020	12,030	539,050
2025	542,830	—	542,830
2026	559,115	—	559,115
2027	575,889	—	575,889
Thereafter	847,731	—	847,731
Total lease payments	3,564,254	58,328	3,622,582
Less imputed interest	(453,824)	(2,482)	(456,306)
Present value of lease liabilities	$3,110,430	$55,846	$3,166,276

Additional information related to leases is as follows:

Lease term and discount rate	December 31, 2022
Weighted-average remaining term (years)
Operating lease	6.4
Financing leases	1.1
Weighted-average discount rate
Operating lease	4.2%
Financing leases	6.6%

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

Operating Leases

The Company entered into operating leases primarily for its corporate headquarters, which houses its research and development operations and office space. Total expense under operating leases for the year ended December 31, 2021 was $384,903.

NOTE 15 — RELATED PARTY TRANSACTIONS

A corporation owned by a former director of the Company who resigned as a director in June 2021 received payments for providing a consultant to the Company of $768 and $6,690 for the years December 31, 2022 and 2021, respectively.

The Company received $33,066 for the year ended December 31, 2021, as royalty related to the spin-out of the acellular business to Reprise. As of December 31, 2021, the Company had a long-term receivable of $920,404 related to the minimum royalty due from Reprise. Due to the uncertainty regarding collectability, it was determined the contract did not meet the requirements of ASC 606 and the Company fully reserved against the receivables. Reprise was not a related party for the year ended December 31, 2022.

NOTE 16 — NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing the weighted average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period. Due to the existence of net losses for the years ended December 31, 2022 and 2021, basic and diluted net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities would have had an antidilutive impact due to losses reported for the periods presented:

	Year Ended December 31,
	2022	2021
Common stock options outstanding	3,831,686	3,526,138
Common stock warrants	599,191	795,379
Restricted stock units	239,198	51,331
Total common stock equivalents	4,670,075	4,372,848

NOTE 17 — SUBSEQUENT EVENTS

In March 2023, the Company completed a public offering pursuant to which it sold an aggregate of 6,250,000 shares of our common stock at a public offering price of $1.60 per share to certain investors. The offering closed on March 10, 2023, resulting in net proceeds of approximately $8.8 million, after deducting underwriting discounts and commissions and other offering expenses. Piper Sandler & Co. acted as the book-running manager and Craig-Hallum Capital Group acted as the lead manager for the offering.