Form 10-Q
period 2023-03-31
Miromatrix Medical Inc.
filed 2023-05-11
CIK 1527096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, there were 27,239,938 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

MIROMATRIX MEDICAL INC.

Condensed Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,619,898	$5,208,005
Restricted cash	800,100	800,100
Short-term investments	11,984,842	19,989,489
Employee retention credit receivable	527,143	—
Receivable from Reprise Biomedical, Inc.	7,981	930,355
Interest receivable	61,253	107,861
Prepaid expenses and other current assets	346,840	274,952
Total current assets	27,348,057	27,310,762
Deferred offering costs	—	232,899
Right of use asset	1,622,706	1,673,575
Property and equipment, net	5,271,306	5,545,694
Total assets	$34,242,069	$34,762,930

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of deferred royalties	$616,733	$979,167
Accounts payable	1,172,342	1,584,929
Current portion of financing lease obligations	33,413	44,157
Current portion of lease liability	397,566	389,649
Accrued expenses	1,105,058	1,948,376
Total current liabilities	3,325,112	4,946,278
Deferred royalties, net	—	491,733
Long-term debt	385,997	385,997
Financing lease obligations, net	7,860	11,689
Lease liability, net	2,616,963	2,720,781
Accrued interest	106,118	99,048
Total liabilities	6,442,050	8,655,526
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.00001; 190,000,000 shares authorized; 27,239,938 issued and outstanding as of March 31, 2023 and 20,944,109 issued and outstanding as of December 31, 2022	272	209
Additional paid-in capital	139,291,810	130,119,106
Accumulated deficit	(111,492,063)	(104,011,911)
Total shareholders’ equity	27,800,019	26,107,404
Total liabilities and shareholders’ equity	$34,242,069	$34,762,930

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Licensing revenue	$7,981	$6,768
Cost of goods sold	125,000	125,000
Gross loss	(117,019)	(118,232)
Operating expenses:
Research and development	4,392,118	4,006,666
Regulatory and clinical	406,315	355,238
Quality	583,342	440,935
General and administration	2,600,235	2,272,557
Total operating expenses	7,982,010	7,075,396
Operating loss	(8,099,029)	(7,193,628)
Other income (expense)
Interest income	101,977	770
Interest expense	(10,243)	(10,891)
Employee retention credit	527,143	—
Total other income (expense)	618,877	(10,121)
Net loss	$(7,480,152)	$(7,203,749)
Net loss per share, basic and diluted	$(0.33)	$(0.35)
Weighted average shares used in computing net loss per share, basic and diluted	22,508,244	20,478,164

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Shareholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	20,944,109	$209	$130,119,106	$(104,011,911)	$26,107,404
Stock-based compensation expense	—	—	331,959	—	331,959
Issuance of restricted shares	45,829	—	—	—	—
Sale of common stock, net of expenses	6,250,000	63	8,855,374	—	8,855,437
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(14,629)	—	(14,629)
Net loss	—	—	—	(7,480,152)	(7,480,152)
Balance at March 31, 2023	27,239,938	$272	$139,291,810	$(111,492,063)	$27,800,019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	20,385,645	$204	$128,177,594	$(74,051,914)	$54,125,884
Stock-based compensation expense	—	—	333,981	—	333,981
Exercise of stock options	160,938	2	201,171	—	201,173
Net loss	—	—	—	(7,203,749)	(7,203,749)
Balance at March 31, 2022	20,546,583	$206	$128,712,746	$(81,255,663)	$47,457,289

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(7,480,152)	$(7,203,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289,928	262,897
Stock-based compensation	331,959	333,981
Loss on disposal of property and equipment	—	758
Non-cash interest income	46,608	—
Amortization of premium/discount on investments	4,647	—
Write-off of deferred offering costs	221,254	—
Employee retention credit	(527,143)	—
Changes in operating assets and liabilities:
Receivable from Reprise Biomedical, Inc.	922,374	11,051
Prepaid expenses	(71,888)	(201,353)
Operating lease right of use asset	50,869	(3,218,195)
Tenant improvement receivable reimbursement	—	1,256,950
Accounts payable and accrued expenses	(2,316,031)	(1,975,927)
Accrued interest	7,070	6,670
Operating lease liability	(95,901)	3,298,878
Net cash used in operating activities	(8,616,406)	(7,428,039)
Cash flows from investing activities:
Purchase of investments	—	—
Proceeds from maturity of investments	8,000,000	—
Proceeds from sale of equity-method investment	—	—
Purchases of property and equipment	(15,540)	(613,641)
Net cash provided by (used in) investing activities	7,984,460	(613,641)
Cash flows from financing activities:
Payments on long-term debt	—	(272,640)
Payments on financing lease obligations	(14,573)	(13,707)
Proceeds from financing lease obligations	—	—
Payments on offering costs	—	—
Proceeds from sale of common stock, net	9,073,041	—
Proceeds from sale of preferred stock, net	—	—
Employee taxes paid for shares withheld	(14,629)	—
Proceeds from stock warrant exercises	—	—
Proceeds from stock option exercises	—	201,173
Net cash provided by (used in) financing activities	9,043,839	(85,174)
Net increase (decrease) in cash and cash equivalents	8,411,893	(8,126,854)
Cash, cash equivalents and restricted cash at beginning of period	6,008,105	53,611,631
Cash, cash equivalents and restricted cash at end of period	$14,419,998	$45,484,777

Cash and cash equivalents	$13,619,898	$44,684,677
Restricted cash	800,100	800,100
Cash, cash equivalents and restricted cash at end of period	$14,419,998	$45,484,777

Supplemental disclosure of cash flow information:
Interest paid	$3,173	$4,221
Purchases of property and equipment in accounts payable and accrued expenses	$—	$50,525
Accrued expenses related to deferred offering costs and financing	$205,959	$—
Leased assets obtained in exchange for new operating lease liabilities	$—	$1,986,172

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

Basis of Preparation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In the opinion of management, the accompanying condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, stockholders’ equity and cash flows for the interim periods but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2023 or any future period. The Company has evaluated subsequent events occurring after the date of the condensed financial statements for events requiring recording or disclosure in the condensed financial statements.

Reclassifications

Certain reclassifications to previously reported financial information on the Condensed Balance Sheets and Condensed Statements of Operations have been made to conform to the current period presentation.

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

Employee Retention Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company is eligible for a refundable employee retention credit subject to satisfaction of certain eligibility criteria. The Company qualified for the employee retention credit for the first three quarters of 2020 and the second and third quarter of 2021. The Company recognized $527,143 during the three months ended March 31, 2023, consistent with guidance from International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, where the Company must have substantially met the program’s eligibility conditions to record revenue. It was reported as an employee retention credit receivable on the Condensed Balance Sheet and employee retention credit other income on the Condensed Statement of Operations.

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

NOTE 2 — FAIR VALUE MEASUREMENT

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

NOTE 3 — INVESTMENTS

The Company currently invests its excess cash in U.S. Treasury securities. The Company intends and has the ability to hold these investments to maturity. Securities with original maturity dates of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. All investments held on March 31, 2023 had contractual maturities of less than one year.

The amortized cost and estimated fair values of the Company’s investments as of March 31, 2023 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value
Short-term:
U.S. Treasury notes	$11,984,842	$—	$86,842	$11,898,000
Total	$11,984,842	$—	$86,842	$11,898,000

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2023	2022
Lab equipment	$1,992,976	$1,977,436
Leasehold improvements	3,392,220	3,392,220
Furniture, fixtures and computers	2,022,894	2,022,894
	7,408,090	7,392,550
Less accumulated depreciation and amortization	(2,136,784)	(1,846,856)
	$5,271,306	$5,545,694

Depreciation and amortization expense was $289,928 and $262,897 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	March 31,	December 31,
	2023	2022
Wages	$757,721	$1,434,675
Legal	181,516	80,794
Taxes	37,500	112,974
Key opinion leader compensation	10,000	18,700
Pre-clinical study costs	—	200,000
Royalties	—	3,422
Other	118,321	97,811
Accrued expenses	$1,105,058	$1,948,376

NOTE 6 — DEBT

In January 2019, the Company issued the Regents of the University of Minnesota (the “University”) a promissory note in the amount of $385,997 in satisfaction of the Company’s minimum royalty obligation for the year ended December 31, 2018. The note bears interest at 6.0% per annum, compounded annually, and is due on January 31, 2025. As of both March 31, 2023 and December 31, 2022, the balance outstanding on this loan was $385,997. In addition, the Company issued the University a 10-year warrant to purchase 20,587 shares of the Company’s common stock at an exercise price of $3.75 per share, which remained outstanding through March 31, 2023.

Future principal maturities for debt were as follows:

Amounts Due in the Twelve Months Ending March 31,
2024	$—
2025	385,997
Total future maturities payments	385,997
Less current portion	—
Long-term debt	$385,997

NOTE 7 — EQUITY

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

In March 2023, the Company completed a public offering pursuant to which it sold an aggregate of 6,250,000 shares of the Company’s common stock at a public offering price of $1.60 per share, resulting in gross proceeds of $10 million. The offering closed on March 10, 2023, resulting in net proceeds of approximately $8.8 million, after deducting underwriting discounts and commissions and other offering expenses.

The Company previously capitalized $232,899 of deferred offering costs relating to the $200 million shelf registration statement declared effective on July 11, 2022. When the Company completed the public offering in March 2023, $11,645 was reclassified to additional paid-in capital on the Balance Sheet and $221,254 was written-off to general and administrative expenses in the Statement of Operations, on a pro-rata basis.

As of March 31, 2023 and December 31, 2022, there were 27,239,938 and 20,944,109 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.00001. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

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

The Company also maintains its prior stock option plans adopted in 2010 (the “2010 Plan”) and 2019 (the “2019 Plan”). The Company ceased making awards under the 2010 Plan upon adoption of the 2019 Plan and similarly under the 2019 Plan upon stockholder approval of the 2021 Plan.

As of March 31, 2023, there were options to purchase 2,329,853 and 267,000 shares of common stock were outstanding under the 2010 Plan and 2019 Plan, respectively.

As of March 31, 2023, there were options to purchase 1,548,333 shares of common stock and restricted stock units eligible to vest and settle into 298,881 shares of common stock outstanding under the 2021 Plan.

As of March 31, 2023, there were 947,415 shares of common stock available for issuance under future awards granted under the 2021 Plan.

Stock Options

The Company recognizes stock option compensation expense based on the grant date fair value of the award. The Company issues new common shares for stock options exercised.

Stock option activity was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at December 31, 2022	3,831,686	$4.12
Granted	403,000	$3.23
Exercised	—	$—
Canceled or expired	(89,500)	$4.24
Options outstanding at March 31, 2023	4,145,186	$4.03
Options exercisable at March 31, 2023	2,933,811	$3.86

Stock-based compensation expense related to stock options was $182,207 and $190,816 for the three months ended March 31, 2023 and 2022, respectively.

Included in the stock-based compensation expense numbers above are stock options the Company has granted to key opinion leaders which are marked to market at each reporting period with the change in the accrued balance expensed through research and development operating expenses. Stock-based compensation related to the key opinion leaders decreased by $8,700 and $12,875 for the three months ended March 31, 2023 and 2022, respectively.

The weighted average fair value of options granted during the three months ended March 31, 2023 and 2022 was $2.36 and $1.48 per share, respectively.

Restricted Stock Units

The Company recognizes restricted stock unit (“RSU”) compensation expense based on the grant date fair value of the award. Each RSU is eligible to vest over time and settle into one newly issued share of Company common stock.

RSU activity was as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Unvested at December 31, 2022	239,198	$4.20
Granted	110,000	$3.26
Vested	(45,829)	$4.58
Canceled	(4,488)	$4.20
Unvested at March 31, 2023	298,881	$3.80

Stock-based compensation expense related to RSUs was $141,052 and $130,290 for the three months ended March 31, 2023 and 2022, respectively.

Employee Stock Purchase Plan

The Company accounts for employee stock purchases made under its 2021 Employee Stock Purchase Plan (“ESPP”) using the estimated grant date fair value in accordance with Accounting Standards Codification, Topic 718, Stock Compensation. The Company values ESPP shares using the Black-Scholes model.

There were 300,000 shares of common stock initially reserved for issuance under the ESPP. In addition, the ESPP contains a provision which provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (i) 1% of the total number of shares outstanding as of December 31 of the immediately preceding calendar year, (ii) 200,000 shares or (iii) such number of shares as determined by the Board. As of December 31, 2022, there were 500,000 shares of common stock available for issuance under the ESPP. On January 1, 2023, the number of shares reserved for issuance under the ESPP automatically increased by 200,000 shares of common stock.

There were no shares issued under the ESPP during the three months ended March 31, 2023.

Stock Warrants

Stock warrant activity was as follows:

Shares
Warrants outstanding December 31, 2022	599,191
Granted	—
Exercised	—
Expired	(2,604)
Warrants outstanding March 31, 2023	596,587

NOTE 8 — SIGNIFICANT CUSTOMERS

The Company had one customer that accounted for 100% of total revenue for the three months ended March 31, 2023 and 2022. The current receivable for this customer is included in Receivable from Reprise Biomedical, Inc. (“Reprise”) on the condensed balance sheets. The Company received $7,981 and $6,768 for the three months ended March 31, 2023 and 2022, respectively, as royalties related from the spin-out of the Acellular Business to Reprise. As of March 31, 2023 and December 31, 2022, the Company had receivables related to the minimum royalties of $583,953 and $466,934, respectively, from Reprise, but due to the uncertainty regarding collectability the Company fully reserved against the receivable.

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

Supplemental condensed balance sheet information for the Company is as follows:

Leases	Classification	March 31, 2023
Assets
Operating lease assets	Right of use asset	$1,622,706
Financing lease assets	Property and equipment, net of accumulated depreciation	$71,846

Liabilities
Current
Operating	Current portion of lease liability	$397,566
Financing	Current portion of financing lease obligations	$33,413
Noncurrent
Operating	Lease liability, net	$2,616,963
Financing	Financing lease obligations, net	$7,860

Information on the Company’s lease costs is as follows:

		Three Months Ended
Lease cost	Classification	March 31, 2023
Operating lease cost	Operating expenses: General and administrative	$82,886
Financing lease cost
Amortization of leased assets	Depreciation and amortization	$9,480
Interest on lease liabilities	Interest expense	$850
Variable lease cost(1)	Operating expenses: General and administrative	$40,100
(1)	Variable lease costs consist primarily of taxes, insurance and common area maintenance costs for the Company’s operating lease.

Future payments for the Company’s leases are as follows:

Amounts Due in Years Ending	Operating Leases	Financing Leases	Total
2023	$383,752	$30,873	$414,625
2024	527,020	12,030	539,050
2025	542,830	—	542,830
2026	559,115	—	559,115
2027	575,889	—	575,889
Thereafter	847,731	—	847,731
Total lease payments	3,436,337	42,903	3,479,240
Less imputed interest	(421,808)	(1,630)	(423,438)
Present value of lease liabilities	$3,014,529	$41,273	$3,055,802

Additional information related to leases is as follows:

Lease term and discount rate	March 31, 2023
Weighted-average remaining term (years)
Operating lease	6.2
Financing leases	1.0
Weighted-average discount rate
Operating lease	4.2%
Financing leases	6.7%

NOTE 11 — NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing the weighted average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period. Due to the existence of net losses for the three months ended March 31, 2023 and 2022, basic and diluted net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities would have had an antidilutive impact due to losses reported for the periods presented:

	Three Months Ended March 31,
	2023	2022
Common stock options outstanding	4,145,186	4,005,700
Restricted stock units	298,881	223,565
Common stock warrants	596,587	795,379
Total common stock equivalents	5,040,654	5,024,644

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Substantially all of our revenue to date has been generated by sales of and royalties we received from acellular biologic surgical products, which we spun out as Reprise Biomedical, Inc. (“Reprise”) effective June 30, 2019. We subsequently divested our minority ownership stake in Reprise in March 2021. We have continued to receive royalties on the sales of these products by Reprise. Our revenue for the three months ended March 31, 2023 was $7,981, consisting entirely of licensing revenue. Our net loss for the same period was $7,480,152. We have not been profitable since inception and as of March 31, 2023, we had an accumulated deficit of $111,492,063.

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

Recent Developments

In the fourth quarter of 2022, we filed an IND application for our miroliverELAP to the FDA. In response to the IND application, we received a clinical hold letter from the FDA in January 2023 identifying certain nonclinical and clinical deficiencies and requesting responsive information, including, among other things, new toxicology studies in an appropriate animal model, biocompatibility studies, as well as various validations to be provided in our IND application. We plan to submit our complete response to the clinical hold letter to the FDA in the second half of 2023. If our complete response addresses the deficiencies to the FDA’s satisfaction and does not raise new concerns regarding risks to subjects, we expect the FDA will lift the clinical hold and we then intend to initiate a first-in-human, phase 1 clinical trial shortly thereafter. We have reallocated resources previously intended for miroliver and mirokidney, our fully implantable bioengineered liver and kidney programs, to miroliverELAP, which will likely delay the preclinical development of miroliver and mirokidney.

Components of Our Results of Operations

Licensing Revenue

For the periods presented, all of our revenue consists of licensing revenue pursuant to our license agreement with Reprise. Revenue pursuant to this agreement is recognized at the later of (i) when the related sales occur after the minimum guarantee is satisfied, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Due to future uncertainty regarding the collectability of the 2021 minimum royalty from Reprise, we determined the contract did not meet the requirements of Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”) therefore we did not record revenues or a receivable.

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

We expect research and development expenses to increase in the future, as we continue the development of our current product candidates.  Research and development expenses will be dependent upon such factors including the results of our preclinical and clinical trials, and the number of product candidates under development.

Regulatory and Clinical Expenses

Regulatory and clinical expenses include costs for developing our regulatory and clinical study strategies for our product candidates. These expenses include payroll and related expenses and consulting expenses. We expect regulatory and clinical expenses will be dependent on the size and duration of any clinical programs that we may initiate.

Quality Expenses

Quality expenses relate to costs of systems and procedures to develop a manufacturing facility that is compliant with Current Good Manufacturing Practices. These expenses include payroll and related expenses. We expect quality expenses to increase in future years as we continue to develop the process and systems needed to produce our product candidates.

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

Results of Operations

Comparison of Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

	Three Months Ended
	March 31,		Change
	2023	2022	Dollar	Percentage
Licensing revenue	$7,981	$6,768	$1,213	17.9%
Cost of goods sold	125,000	125,000	—	—
Gross loss	(117,019)	(118,232)	1,213	(1.0)
Operating expenses:
Research and development	4,392,118	4,006,666	385,452	9.6
Regulatory and clinical	406,315	355,238	51,077	14.4
Quality	583,342	440,935	142,407	32.3
General and administrative	2,600,235	2,272,557	327,678	14.4
Total operating expenses	7,982,010	7,075,396	906,614	12.8
Operating loss	(8,099,029)	(7,193,628)	(905,401)	12.6
Other income (expense)
Interest income	101,977	770	101,207	13,143.8
Interest expense	(10,243)	(10,891)	648	(5.9)
Employee retention credit	527,143	—	527,143	100.0
Total other income (expense)	618,877	(10,121)	628,998	(6,214.8)
Net loss	$(7,480,152)	$(7,203,749)	$(276,403)	3.8%

Licensing Revenue

Licensing revenue was $7,981 for the three months ended March 31, 2023 and $6,768 for the three months ended March 31, 2022, an increase of $1,213, or 17.9%. The licensing revenue is a result of the license agreement with Reprise. The remainder of minimum royalties due from Reprise for 2023 are due in January 2024. The remainder of the minimum royalties due from Reprise for 2021 have been deferred to 2023. Due to the uncertainty regarding the collectability of the 2021 and 2023 minimum royalties from Reprise, we determined the contract did not meet the requirements of ASC 606; therefore, we did not record revenues or a receivable.

Cost of Goods Sold

Cost of goods sold was $125,000 for both the three months ended March 31, 2023 and 2022. Cost of goods sold relates to the minimum royalty due to the University of Minnesota (the “University”) under our license agreement.

Gross Loss

Gross loss was $117,019 for three months ended March 31, 2023 and $118,232 for the three months ended March 31, 2022, a decrease of $1,213, or 1.0%.

Research and Development

Research and development expenses were $4,392,118 for the three months ended March 31, 2023 and $4,006,666 for the three months ended March 31, 2022, an increase of $385,452, or 9.6%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses of $549,159, partially offset by lab supply expense decrease of $197,727.

Regulatory and Clinical

Regulatory and clinical expenses were $406,315 for the three months ended March 31, 2023 and $355,238 for the three months ended March 31, 2022, an increase of $51,077, or 14.4%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses.

Quality

Quality expenses were $583,342 for the three months ended March 31, 2023 and $440,935 for the three months ended March 31, 2022, an increase of $142,407, or 32.3%. The increase was primarily due to an increase in lab supply expense.

General and Administrative

General and administrative expenses were $2,600,235 for the three months ended March 31, 2023 and $2,272,557 for the three months ended March 31, 2022, an increase of $327,678, or 14.4%. The increase was primarily due to deferred offering costs write-off of $221,254, a headcount increase which resulted in an increase in payroll expenses of $122,068 and legal and accounting expense increase of $77,668. The increase was partially offset by tax and license expense decrease of $76,201, insurance expense decrease of $16,301 and travel and entertainment expense decrease of $25,327.

Interest Income

Interest income was $101,977 for the three months ended March 31, 2023 and $770 for the three months ended March 31, 2022, an increase of $101,207. The increase was primarily due to U.S. Treasury securities purchased during the second quarter of 2022 with cash received from our initial public offering.

Interest Expense

Interest expense was $10,243 for the three months ended March 31, 2023 and $10,891 for the three months ended March 31, 2022, a decrease of $648, or 5.9%.

Employee Retention Credit

Employee retention credit income was $527,143 for the three months ended March 31, 2023. This is a refundable credit against certain employment taxes recognized under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Liquidity and Capital Resources

We have incurred net losses since our inception. For the three months ended March 31, 2023 and 2022, we incurred net losses of $7,480,152 and $7,203,749, respectively. As of March 31, 2023, we had an accumulated deficit of $111,492,063.

We expect to incur additional losses in the near future, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop our bioengineered organs, as we conduct clinical trials and other studies for our bioengineered organs, seek regulatory clearances or approvals for miroliverELAP, mirokidney and miroliver continue preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and to invest in our infrastructure to support our future manufacturing and other activities. We expect to incur costs associated with operating as a public company in the U.S. The timing and amount of our operating expenditures will depend largely on our ability to, among other things:

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

Sources of Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. To date, we have primarily financed our operations through equity and debt financings, including public offerings of our common stock, as well as research grants. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses through the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. As of March 31, 2023, we had cash and cash equivalents of $13,619,898 and short-term investments of $11,984,842.

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

Debt Financing

In January 2019, we issued the University a promissory note in the amount of $385,997 in satisfaction of our minimum royalty obligation under the license agreement with the University for the year ended December 31, 2018. The note bears interest at 6% per annum, compounded annually, and is due on January 31, 2025. In addition, we issued the University a 10-year warrant to purchase 20,587 shares of our common stock at an exercise price of $3.75 per share. As of both March 31, 2023 and December 31, 2022, the principal outstanding on this loan was $385,997.

Equity Distribution Agreement

On July 1, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper Sandler”). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as the sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to a Registration Statement on Form S-3, filed with the SEC on July 1, 2022 and declared effective on July 11, 2022 (the “Registration Statement”). We did not issue any shares under the Equity Distribution Agreement in the three months ended March 31, 2023.

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

Public Offering

In March 2023, we completed a public offering pursuant to which we sold an aggregate of 6,250,000 shares of our common stock at a public offering price of $1.60 per share. The offering closed on March 10, 2023, resulting in net proceeds of approximately $8.8 million, after deducting underwriting discounts and commissions and other offering expenses.

We will continue to incur costs of operating as a public company. Based on our current business plan, we believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations through the second quarter of 2024. We will require substantial additional funds to continue the development of our program candidates and to fulfill our planned operating goals. We may seek to sell additional common equity or debt securities or enter into a new credit facility. If we raise additional funds by issuing equity securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity or debt financing will be available on terms favorable to us or our stockholders, or at all. If we are unable to obtain adequate financing, we may be required to delay the development, commercialization and marketing of our product candidates.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(8,616,406)	$(7,428,039)
Investing activities	7,984,460	(613,641)
Financing activities	9,043,839	(85,174)
Net increase (decrease) in cash and cash equivalents	$8,411,893	$(8,126,854)

Operating Activities

Net cash used in operating activities consisted of net losses adjusted for certain non-cash items and changes in operating assets and liabilities.

During the three months ended March 31, 2023, net cash used in operating activities was $8,616,406 and reflected (i) the net loss of $7,480,152, (ii) net non-cash usage items of $894,396, including $331,959 of stock-based compensation, $289,928 of depreciation and amortization expense, deferred offering costs write-off of $221,254, non-cash interest income of $46,608, and amortization of premium/discount on investments of $4,647, and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $2,030,650. The most significant item comprising the changes in balances of operating assets and liabilities was cash outflow of accounts payable and accrued expenses of $2,316,031.

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

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $7,984,460, driven by proceeds from the maturity of investments of $8,000,000, partially offset by property and equipment purchase of $15,540.

During the three months ended March 31, 2022, net cash used by investing activities was $613,641 and reflected property and equipment purchases.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $9,043,839 and was primarily the result of proceeds from the sale of common stock of $9,073,041, partially offset by payments on employee taxes for shares withheld of $14,629 and payments on financing lease obligations of $14,573.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of our previously reported material weaknesses in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

As outlined above, due to the identification of the material weaknesses, we continued to design, implement, document and test the effectiveness of our processes, procedures and internal controls over financial reporting. We made no other changes in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

MIROMATRIX MEDICAL INC.

Dated: May 11, 2023	By:	/s/ Jeffrey Ross
	Name:	Jeffrey Ross
	Title:	Chief Executive Officer
(on behalf of Registrant)

Dated: May 11, 2023	By:	/s/ James Douglas
	Name:	James Douglas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)