Form 10-Q
period 2023-06-30
Miromatrix Medical Inc.
filed 2023-08-14
CIK 1527096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 9, 2023, there were 27,310,553 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

MIROMATRIX MEDICAL INC.

Condensed Balance Sheets

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,571,777	$5,208,005
Restricted cash	800,100	800,100
Short-term investments	15,828,281	19,989,489
Employee retention credit receivable	527,143	—
Receivable from Reprise Biomedical, Inc.	8,517	930,355
Interest receivable	30,707	107,861
Prepaid expenses and other current assets	114,943	274,952
Total current assets	21,881,468	27,310,762
Deferred offering costs	—	232,899
Right of use asset	1,570,837	1,673,575
Property and equipment, net	4,998,862	5,545,694
Total assets	$28,451,167	$34,762,930

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of deferred royalties	$739,738	$979,167
Accounts payable	803,571	1,584,929
Current portion of financing lease obligations	22,506	44,157
Current portion of lease liability	405,566	389,649
Accrued expenses	1,916,104	1,948,376
Total current liabilities	3,887,485	4,946,278
Deferred royalties, net	—	491,733
Long-term debt	385,997	385,997
Financing lease obligations, net	3,964	11,689
Lease liability, net	2,512,062	2,720,781
Accrued interest	113,409	99,048
Total liabilities	6,902,917	8,655,526
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.00001; 190,000,000 shares authorized; 27,310,553 issued and outstanding as of June 30, 2023 and 20,944,109 issued and outstanding as of December 31, 2022	273	209
Additional paid-in capital	139,570,460	130,119,106
Accumulated deficit	(118,022,483)	(104,011,911)
Total shareholders’ equity	21,548,250	26,107,404
Total liabilities and shareholders’ equity	$28,451,167	$34,762,930

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Licensing revenue	$8,517	$3,952	$16,498	$10,720
Cost of goods sold	125,000	125,000	250,000	250,000
Gross loss	(116,483)	(121,048)	(233,502)	(239,280)
Operating expenses:
Research and development	3,621,224	4,988,233	8,013,342	8,994,899
Regulatory and clinical	397,448	419,394	803,763	774,632
Quality	515,575	517,333	1,098,917	958,268
General and administration	2,037,682	2,188,460	4,637,917	4,461,017
Total operating expenses	6,571,929	8,113,420	14,553,939	15,188,816
Operating loss	(6,688,412)	(8,234,468)	(14,787,441)	(15,428,096)
Other income (expense)
Interest income	166,162	61,078	268,139	61,848
Interest expense	(8,170)	(8,799)	(18,413)	(19,690)
Employee retention credit	—	—	527,143	—
Total other income	157,992	52,279	776,869	42,158
Net loss	$(6,530,420)	$(8,182,189)	$(14,010,572)	$(15,385,938)
Net loss per share, basic and diluted	$(0.24)	$(0.40)	$(0.56)	$(0.75)
Weighted average shares used in computing net loss per share, basic and diluted	27,250,573	20,615,218	24,897,796	20,547,070

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Shareholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2023	27,239,938	$272	$139,291,810	$(111,492,063)	$27,800,019
Stock-based compensation expense	—	—	278,651	—	278,651
Issuance of restricted shares	70,615	1	(1)	—	—
Net loss	—	—	—	(6,530,420)	(6,530,420)
Balance at June 30, 2023	27,310,553	$273	$139,570,460	$(118,022,483)	$21,548,250

Balance at March 31, 2022	20,546,583	$206	$128,712,746	$(81,255,663)	$47,457,289
Stock-based compensation expense	—	—	266,390	—	266,390
Exercise of stock options	44,569	—	55,710	—	55,710
Exercise of stock warrants	191,559	2	414,096	—	414,098
Issuance of restricted shares	31,030	—	—	—	—
Net loss	—	—	—	(8,182,189)	(8,182,189)
Balance at June 30, 2022	20,813,741	$208	$129,448,942	$(89,437,852)	$40,011,298

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	20,944,109	$209	$130,119,106	$(104,011,911)	$26,107,404
Stock-based compensation expense	—	—	610,610	—	610,610
Issuance of restricted shares	116,444	1	(1)	—	—
Sales of common stock, net of expenses	6,250,000	63	8,855,374	—	8,855,437
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(14,629)	—	(14,629)
Net loss	—	—	—	(14,010,572)	(14,010,572)
Balance at June 30, 2023	27,310,553	$273	$139,570,460	$(118,022,483)	$21,548,250

Balance at December 31, 2021	20,385,645	$204	$128,177,594	$(74,051,914)	$54,125,884
Stock-based compensation expense	—	—	600,371	—	600,371
Exercise of stock options	205,507	2	256,881	—	256,883
Exercise of stock warrants	191,559	2	414,096	—	414,098
Issuance of restricted shares	31,030	—	—	—	—
Net loss	—	—	—	(15,385,938)	(15,385,938)
Balance at June 30, 2022	20,813,741	$208	$129,448,942	$(89,437,852)	$40,011,298

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(14,010,572)	$(15,385,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	579,367	536,507
Stock-based compensation	610,610	600,371
Loss on disposal of property and equipment	—	758
Non-cash interest income	77,154	(116,933)
Amortization of premium/discount on investments	(96,058)	6,734
Write-off of deferred offering costs	221,254	—
Employee retention credit	(527,143)	—
Changes in operating assets and liabilities:
Receivable from Reprise Biomedical, Inc.	921,838	13,867
Prepaid expenses	160,009	86,224
Operating lease right of use asset	102,738	(3,169,736)
Tenant improvement receivable reimbursement	—	1,256,950
Accounts payable and accrued expenses	(1,544,792)	(925,314)
Accrued interest	14,361	13,624
Operating lease liability	(192,802)	3,291,908
Net cash used in operating activities	(13,684,036)	(13,790,978)
Cash flows from investing activities:
Purchase of investments	(9,742,734)	(26,026,125)
Proceeds from maturity of investments	14,000,000	—
Purchases of property and equipment	(32,535)	(731,616)
Net cash provided by (used in) investing activities	4,224,731	(26,757,741)
Cash flows from financing activities:
Payments on long-term debt	—	(295,450)
Payments on financing lease obligations	(29,376)	(26,488)
Payments on offering costs	—	(18,540)
Proceeds from sale of common stock, net	8,867,082	—
Employee taxes paid for shares withheld	(14,629)	—
Proceeds from stock warrant exercises	—	414,098
Proceeds from stock option exercises	—	256,883
Net cash provided by financing activities	8,823,077	330,503
Net decrease in cash and cash equivalents	(636,228)	(40,218,216)
Cash, cash equivalents and restricted cash at beginning of period	6,008,105	53,611,631
Cash, cash equivalents and restricted cash at end of period	$5,371,877	$13,393,415

Cash and cash equivalents	$4,571,777	$12,593,315
Restricted cash	800,100	800,100
Cash, cash equivalents and restricted cash at end of period	$5,371,877	$13,393,415

Supplemental disclosure of cash flow information:
Interest paid	$4,052	$6,066
Purchases of property and equipment in accounts payable and accrued expenses	$—	$6,089
Accrued expenses related to deferred offering costs and financing	$—	$172,693
Leased assets obtained in exchange for new operating lease liabilities	$—	$1,986,172

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

Basis of Preparation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the United States (“U.S.”) Securities and Exchange Commission applicable to interim reports of companies filing as a smaller reporting company. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Employee Retention Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act, the Company is eligible for a refundable employee retention credit subject to satisfaction of certain eligibility criteria. The Company qualified for the employee retention credit for the first three quarters of 2020 and the second and third quarters of 2021. The Company recognized $527,143 during the six months ended June 30, 2023, consistent with guidance from International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, where the Company must have substantially met the program’s eligibility conditions to record revenue. It was reported as an employee retention credit receivable on the Condensed Balance Sheet and employee retention credit other income on the Condensed Statement of Operations for the six months ended June 30, 2023.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments and an updated ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted are trade and other receivables, held-to-maturity debt securities, loans and other instruments. The Company adopted the standard effective January 1, 2023, using the modified retrospective approach. The adoption did not have an impact on the Company's financial statements.

NOTE 2 — GOING CONCERN

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and had an accumulated deficit of approximately $118.0 million as of June 30, 2023. The Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these financial statements without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to raise additional capital, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. To date, the Company has funded its operations through the issuance of equity and debt securities, and the receipt of grants. The Company intends to fund ongoing operations by utilizing its current cash, cash equivalents and short-term investments on hand, and by exploring various dilutive and non-dilutive sources of funding, including equity financings, debt financings, strategic partnerships and collaborations, as well as other sources. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company and the development of its technology, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 — FAIR VALUE MEASUREMENT

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

NOTE 4 — INVESTMENTS

The Company currently invests its excess cash in U.S. Treasury securities. The Company intends and has the ability to hold these investments to maturity. Securities with original maturity dates of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. All investments held as of June 30, 2023 had contractual maturities of less than one year.

The amortized cost and estimated fair values of the Company’s investments as of June 30, 2023 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value
Short-term:
U.S. Treasury notes	$15,828,281	$—	$50,181	$15,778,100
Total	$15,828,281	$—	$50,181	$15,778,100

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2023	2022
Lab equipment	$2,009,971	$1,977,436
Leasehold improvements	3,392,220	3,392,220
Furniture, fixtures and computers	2,022,894	2,022,894
	7,425,085	7,392,550
Less accumulated depreciation and amortization	(2,426,223)	(1,846,856)
	$4,998,862	$5,545,694

Depreciation and amortization expense was $289,439 and $273,610 for the three months ended June 30, 2023 and 2022, respectively, and $579,367 and $536,507 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	June 30,	December 31,
	2023	2022
Wages	$1,174,792	$1,434,675
Pre-clinical study costs	393,103	200,000
Research and development consulting	109,200	—
Taxes	75,000	112,974
Legal	25,000	80,794
Key opinion leader compensation	12,650	18,700
Royalties	—	3,422
Other	126,359	97,811
Accrued expenses	$1,916,104	$1,948,376

NOTE 7 — DEBT

In January 2019, the Company issued the Regents of the University of Minnesota (the “University”) a promissory note in the amount of $385,997 in satisfaction of the Company’s minimum royalty obligation for the year ended December 31, 2018. The note bears interest at 6.0% per annum, compounded annually, and is due on January 31, 2025. As of both June 30, 2023 and December 31, 2022, the balance outstanding on this loan was $385,997. In addition, the Company issued the University a 10-year warrant to purchase 20,587 shares of the Company’s common stock at an exercise price of $3.75 per share, which remained outstanding through June 30, 2023.

Future principal maturities for debt were as follows:

Amounts Due in the Twelve Months Ending June 30,
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

As of June 30, 2023 and December 31, 2022, there were 27,310,553 and 20,944,109 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.00001. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

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

As of June 30, 2023, there were options to purchase 2,309,853 and 266,500 shares of common stock outstanding under the 2010 Plan and 2019 Plan, respectively.

As of June 30, 2023, there were options to purchase 1,474,833 shares of common stock and restricted stock units eligible to vest and settle into 474,271 shares of common stock outstanding under the 2021 Plan.

As of June 30, 2023, there were 775,410 shares of common stock available for issuance under future awards granted under the 2021 Plan.

Stock Options

The Company recognizes stock option compensation expense based on the grant date fair value of the award. The Company issues new common shares for stock options exercised.

Stock option activity was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at December 31, 2022	3,831,686	$4.12
Granted	462,000	$2.95
Exercised	—	$—
Canceled or expired	(242,500)	$4.60
Options outstanding at June 30, 2023	4,051,186	$3.96
Options exercisable at June 30, 2023	2,940,311	$3.89

Stock-based compensation expense related to stock options was $150,849 and $141,773 for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense related to stock options was $333,055 and $332,589 for the six months ended June 30, 2023 and 2022, respectively.

Included in the stock-based compensation expense numbers above are stock options to be granted to key opinion leaders which are marked to market at each reporting period with the change in the accrued balance expensed through research and development operating expenses. Stock-based compensation related to the key opinion leaders increased by $2,650 and $1,400 for the three months ended June 30, 2023 and 2022, respectively, and decreased by $6,050 and $11,475 for the six months ended June 30, 2023 and 2022, respectively.

The weighted average fair value of options granted during the six months ended June 30, 2023 and 2022 was $2.16 and $1.48 per share, respectively.

Restricted Stock Units

The Company recognizes restricted stock unit (“RSU”) compensation expense based on the grant date fair value of the award. Each RSU is eligible to vest over time and settle into one newly issued share of Company common stock.

RSU activity was as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Unvested at December 31, 2022	239,198	$4.20
Granted	381,005	$1.60
Vested	(116,444)	$3.62
Canceled	(29,488)	$4.59
Unvested at June 30, 2023	474,271	$2.23

Stock-based compensation expense related to RSUs was $130,452 and $126,017 for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense related to RSUs was $271,505 and $256,307 for the six months ended June 30, 2023 and 2022, respectively.

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

There were no shares issued under the ESPP during the six months ended June 30, 2023.

Stock Warrants

Stock warrant activity was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Warrants outstanding December 31, 2022	599,191	$6.16
Granted	—	$—
Exercised	—	$—
Expired	(2,604)	$2.50
Warrants outstanding June 30, 2023	596,587	$6.18

NOTE 9 — SIGNIFICANT CUSTOMERS

The Company had one customer that accounted for 100% of total revenue for the three and six months ended June 30, 2023 and 2022. The current receivable for this customer is included in Receivable from Reprise Biomedical, Inc. (“Reprise”) on the condensed balance sheets. The Company received $8,517 and $3,952 for the three months ended June 30, 2023 and 2022, respectively, and $16,498 and $10,720 for the six months ended June 30, 2023 and 2022, respectively, as royalties related from the spin-out of the Acellular Business to Reprise. As of June 30, 2023 and December 31, 2022, the Company had receivables related to the minimum royalties of $700,436 and $466,934, respectively, from Reprise, but due to the uncertainty regarding collectability the Company fully reserved against the receivable.

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

Supplemental condensed balance sheet information for the Company is as follows:

		June 30,	December 31,
Leases	Classification	2023	2022
Assets
Operating lease assets	Right of use asset	$1,570,837	$1,673,575
Financing lease assets	Property and equipment, net of accumulated depreciation	$62,366	$81,325

Liabilities
Current
Operating	Current portion of lease liability	$405,566	$389,649
Financing	Current portion of financing lease obligations	$22,506	$44,157
Noncurrent
Operating	Lease liability, net	$2,512,062	$2,720,781
Financing	Financing lease obligations, net	$3,964	$11,689

Information on the Company’s lease costs is as follows:

		Three Months Ended June 30,
Lease cost	Classification	2023	2022
Operating lease cost	Operating expenses: General and administrative	$82,885	$82,885
Financing lease cost
Amortization of leased assets	Depreciation and amortization	$9,479	$9,479
Interest on lease liabilities	Interest expense	$613	$1,228
Variable lease cost(1)	Operating expenses: General and administrative	$56,145	$57,090
(1)	Variable lease costs consist primarily of taxes, insurance and common area maintenance costs for the Company’s operating lease.

		Six Months Ended June 30,
Lease cost	Classification	2023	2022
Operating lease cost	Operating expenses: General and administrative	$165,771	$163,569
Financing lease cost
Amortization of leased assets	Depreciation and amortization	$18,959	$18,959
Interest on lease liabilities	Interest expense	$1,463	$2,943
Variable lease cost(1)	Operating expenses: General and administrative	$96,245	$96,319

(1)	Variable lease costs consist primarily of taxes, insurance and common area maintenance costs for the Company’s operating lease.

Future payments for the Company’s leases are as follows:

Amounts Due in Years Ending	Operating Leases	Financing Leases	Total
2023	$255,835	$15,450	$271,285
2024	527,020	12,030	539,050
2025	542,830	—	542,830
2026	559,115	—	559,115
2027	575,889	—	575,889
Thereafter	847,731	—	847,731
Total lease payments	3,308,420	27,480	3,335,900
Less imputed interest	(390,792)	(1,010)	(391,802)
Present value of lease liabilities	$2,917,628	$26,470	$2,944,098

Additional information related to leases is as follows:

Lease term and discount rate	June 30, 2023
Weighted-average remaining term (years)
Operating lease	5.9
Financing leases	0.9
Weighted-average discount rate
Operating lease	4.2%
Financing leases	6.9%

NOTE 12 — NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing the weighted average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period. Due to the existence of net losses for the three and six months ended June 30, 2023 and 2022, basic and diluted net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities would have had an antidilutive impact due to losses reported for the periods presented:

	Three and Six Months Ended June 30,
	2023	2022
Common stock options outstanding	4,051,186	3,954,756
Restricted stock units	474,271	192,535
Common stock warrants	596,587	599,191
Total common stock equivalents	5,122,044	4,746,482

NOTE 13 — SUBSEQUENT EVENTS

On July 31, 2023, the Company received cash payments totaling $457,143 of the $527,143 employee retention receivable.

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

Substantially all of our revenue to date has been generated by sales of and royalties we received from acellular biologic surgical products, which we spun out as Reprise Biomedical, Inc. (“Reprise”) effective June 30, 2019. We subsequently divested our minority ownership stake in Reprise in March 2021. We have continued to receive royalties on the sales of these products by Reprise. Our revenue for the three and six months ended June 30, 2023 was $8,517 and $16,498, respectively, consisting entirely of licensing revenue. Our net loss for the three and six months ended June 30, 2023 was $6,530,420 and $14,010,572, respectively. We have not been profitable since inception and as of June 30, 2023, we had an accumulated deficit of $118,022,483.

Our product pipeline consists of three active programs, as described below:

●	miroliverELAP®, our External Liver Assist Product (“ELAP”) designed to provide liver dialysis for acute liver failure patients.
●	miroliver, our fully implantable bioengineered liver intended to treat patients with acute and chronic liver failure.
●	mirokidney, our fully implantable bioengineered kidney intended to treat patients with end-stage renal disease.

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

Components of Our Results of Operations

Licensing Revenue

For the periods presented, all of our revenue consists of licensing revenue pursuant to our license agreement with Reprise. Revenue pursuant to this agreement is recognized at the later of (i) when the related sales occur after the minimum guarantee is satisfied, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Due to future uncertainty regarding the collectability of the 2021 and 2023 minimum royalties from Reprise, we determined the contract did not meet the requirements of Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”); therefore, we did not record revenues or a receivable.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

	Three Months Ended
	June 30,		Change
	2023	2022	Dollar	Percentage
Licensing revenue	$8,517	$3,952	$4,565	115.5%
Cost of goods sold	125,000	125,000	—	—
Gross loss	(116,483)	(121,048)	4,565	(3.8)
Operating expenses:
Research and development	3,621,224	4,988,233	(1,367,009)	(27.4)
Regulatory and clinical	397,448	419,394	(21,946)	(5.2)
Quality	515,575	517,333	(1,758)	(0.3)
General and administrative	2,037,682	2,188,460	(150,778)	(6.9)
Total operating expenses	6,571,929	8,113,420	(1,541,491)	(19.0)
Operating loss	(6,688,412)	(8,234,468)	1,546,056	(18.8)
Other income (expense)
Interest income	166,162	61,078	105,084	172.0
Interest expense	(8,170)	(8,799)	629	(7.1)
Total other income (expense)	157,992	52,279	105,713	202.2
Net loss	$(6,530,420)	$(8,182,189)	$1,651,769	(20.2)%

Licensing Revenue

Licensing revenue was $8,517 for the three months ended June 30, 2023 and $3,952 for the three months ended June 30, 2022, an increase of $4,565, or 115.5%. The licensing revenue is a result of the license agreement with Reprise. The remainder of minimum royalties due from Reprise for 2023 are due in January 2024. The remainder of the minimum royalties due from Reprise for 2021 have been deferred to 2023. Due to the uncertainty regarding the collectability of the 2021 and 2023 minimum royalties from Reprise, we determined the contract did not meet the requirements of ASC 606; therefore, we did not record revenues or a receivable.

Cost of Goods Sold

Cost of goods sold was $125,000 for both the three months ended June 30, 2023 and 2022. Cost of goods sold relates to the minimum royalty due to the University under our license agreement.

Gross Loss

Gross loss was $116,483 for the three months ended June 30, 2023 and $121,048 for the three months ended June 30, 2022, a decrease of $4,565, or 3.8%.

Research and Development

Research and development expenses were $3,621,224 for the three months ended June 30, 2023 and $4,988,233 for the three months ended June 30, 2022, a decrease of $1,367,009, or 27.4%. The decrease was primarily due to a lab supply expense decrease of $1,315,041, consulting expense decrease of $234,266 and office expense decrease of $96,172. The decrease was partially offset by a headcount increase which resulted in an increase in payroll expense of $257,238 and other expense increase of $21,232.

Regulatory and Clinical

Regulatory and clinical expenses were $397,448 for the three months ended June 30, 2023 and $419,394 for the three months ended June 30, 2022, a decrease of $21,946, or 5.2%. The decrease was primarily due to lower consulting expenses.

Quality

Quality expenses were $515,575 for the three months ended June 30, 2023 and $517,333 for the three months ended June 30, 2022, a decrease of $1,758, or 0.3%.

General and Administrative

General and administrative expenses were $2,037,682 for the three months ended June 30, 2023 and $2,188,460 for the three months ended June 30, 2022, a decrease of $150,778, or 6.9%. The decrease was primarily due to professional service fee decrease of $85,450, office expense decrease of $44,218, travel and entertainment expense decrease of $34,549, consulting expense decrease of $29,037 and other expense decrease of $2,849. The decrease was partially offset by taxes and licenses expense increase of $45,325.

Interest Income

Interest income was $166,162 for the three months ended June 30, 2023 and $61,078 for the three months ended June 30, 2022, an increase of $105,084, or 172.0%. The increase was primarily due to U.S. Treasury securities purchased during the second quarter of 2022 and the second quarter of 2023 with cash received from our initial public offering and our secondary public offering, which was completed in the first quarter of 2023.

Interest Expense

Interest expense was $8,170 for the three months ended June 30, 2023 and $8,799 for the three months ended June 30, 2022, a decrease of $629, or 7.1%.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

	Six Months Ended
	June 30,		Change
	2023	2022	Dollar	Percentage
Licensing revenue	$16,498	$10,720	$5,778	53.9%
Cost of goods sold	250,000	250,000	—	—
Gross loss	(233,502)	(239,280)	5,778	(2.4)
Operating expenses:
Research and development	8,013,342	8,994,899	(981,557)	(10.9)
Regulatory and clinical	803,763	774,632	29,131	3.8
Quality	1,098,917	958,268	140,649	14.7
General and administrative	4,637,917	4,461,017	176,900	4.0
Total operating expenses	14,553,939	15,188,816	(634,877)	(4.2)
Operating loss	(14,787,441)	(15,428,096)	640,655	(4.2)
Other income (expense)
Interest income	268,139	61,848	206,291	333.5
Interest expense	(18,413)	(19,690)	1,277	(6.5)
Employee retention credit	527,143	—	527,143	100.0
Total other income (expense)	776,869	42,158	734,711	1,742.8
Net loss	$(14,010,572)	$(15,385,938)	$1,375,366	(8.9)%

Licensing Revenue

Licensing revenue was $16,498 for the six months ended June 30, 2023 and $10,720 for the six months ended June 30, 2022, an increase of $5,778, or 53.9%. The licensing revenue is a result of the license agreement with Reprise. The remainder of minimum royalties due from Reprise for 2023 are due in January 2024. The remainder of the minimum royalties due from Reprise for 2021 have been deferred to 2023. Due to the uncertainty regarding the collectability of the 2021 and 2023 minimum royalties from Reprise, we determined the contract did not meet the requirements of ASC 606; therefore, we did not record revenues or a receivable.

Cost of Goods Sold

Cost of goods sold was $250,000 for both the six months ended June 30, 2023 and 2022. Cost of goods sold relates to the minimum royalty due to the University under our license agreement.

Gross Loss

Gross loss was $233,502 for the six months ended June 30, 2023 and $239,280 for the six months ended June 30, 2022, a decrease of $5,778, or 2.4%.

Research and Development

Research and development expenses were $8,013,342 for the six months ended June 30, 2023 and $8,994,899 for the six months ended June 30, 2022, a decrease of $981,557, or 10.9%. The decrease was primarily due to lab supply expense decrease of $1,512,769, contract services expense decrease of $151,181, consulting expense decrease of $87,436, office expense decrease of $77,418 and travel and entertainment expense decrease of $22,664. The decrease was partially offset by payroll expense increase of $806,397 and other expense increase of $63,514.

Regulatory and Clinical

Regulatory and clinical expenses were $803,763 for the six months ended June 30, 2023 and $774,632 for the six months ended June 30, 2022, an increase of $29,131, or 3.8%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expense of $85,199, partially offset by consulting expense decrease of $30,940, office expense decrease of $7,951, contract services expense decrease of $7,658, travel and entertainment expense decrease of $6,087 and other expense decrease of $3,432.

Quality

Quality expenses were $1,098,917 for the six months ended June 30, 2023 and $958,268 for the six months ended June 30, 2022, an increase of $140,649, or 14.7%. The increase was primarily due to an increase in lab supply expense of $341,972 and other expense increase of $22,982. The increase was partially offset by a decrease in payroll expense of $143,708, consulting expense decrease of $70,882, contract services expense decrease of $7,652 and office expense decrease of $2,063.

General and Administrative

General and administrative expenses were $4,637,917 for the six months ended June 30, 2023 and $4,461,017 for the six months ended June 30, 2022, an increase of $176,900, or 4.0%. The increase was primarily due to deferred offering costs write-off of $221,254, payroll expense increase of $122,278, shareholder expense increase of $7,420 and professional service expense increase of $3,551. The increase was partially offset by travel and entertainment expense decrease of $59,875, office expense decrease of $45,842, insurance expense decrease of $34,059, consulting expense decrease of $31,604 and other expense decrease of $6,223.

Interest Income

Interest income was $268,139 for the six months ended June 30, 2023 and $61,848 for the six months ended June 30, 2022, an increase of $206,291, or 333.5%. The increase was primarily due to U.S. Treasury securities purchased during the second quarter of 2022 and the second quarter of 2023 with cash received from our initial public offering and our secondary public offering, which was completed in the first quarter of 2023.

Interest Expense

Interest expense was $18,413 for the six months ended June 30, 2023 and $19,690 for the six months ended June 30, 2022, a decrease of $1,277, or 6.5%.

Employee Retention Credit

Employee retention credit income was $527,143 for the six months ended June 30, 2023. This is a refundable credit against certain employment taxes recognized under the provisions of the Coronavirus Aid, Relief, and Economic Security Act.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the three months ended June 30, 2023 and 2022, we incurred net losses of $6,530,420 and $8,182,189, respectively. For the six months ended June 30, 2023 and 2022, we incurred net losses of $14,010,572 and $15,385,938, respectively. As of June 30, 2023, we had an accumulated deficit of $118,022,483.

We expect to incur additional losses in the near future, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to develop our bioengineered organs, conduct clinical trials and other studies for our bioengineered organs, seek regulatory clearances or approvals for miroliverELAP, mirokidney and miroliver, continue preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights, invest in our infrastructure to support our future manufacturing and other activities, and incur costs associated with operating as a public company in the U.S. The timing and amount of our operating expenditures will depend largely on our ability to, among other things:

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

Sources of Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. To date, we have primarily financed our operations through equity and debt financings, including public offerings of our common stock, as well as research grants. We do not have adequate liquidity to fund our operations for at least twelve months from the issuance of these financial statements without raising additional capital and such actions are not solely within our control. If we are unable to raise additional capital, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. As of June 30, 2023, we had cash and cash equivalents of $4,571,777 and short-term investments of $15,828,281.

Until such time, if ever, as we can generate substantial revenue from sales of our bioengineered organs, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships and collaborations, as well as other sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional capital may not be available when needed, on reasonable terms, or at all, and our ability to raise additional capital may be adversely impacted by factors not solely within our control. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, curtail or discontinue our product development or future commercialization efforts, or grant rights to develop and market products that we would otherwise prefer to develop and market ourselves.

Debt Financing

In January 2019, we issued the University a promissory note in the amount of $385,997 in satisfaction of our minimum royalty obligation under the license agreement with the University for the year ended December 31, 2018. The note bears interest at 6% per annum, compounded annually, and is due on January 31, 2025. In addition, we issued the University a 10-year warrant to purchase 20,587 shares of our common stock at an exercise price of $3.75 per share. As of both June 30, 2023 and December 31, 2022, the principal outstanding on this loan was $385,997.

Registration Statement

We filed a Registration Statement on Form S-3 with the SEC on July 1, 2022, which was declared effective on July 11, 2022 (the “Registration Statement”). The Registration Statement registered the offer and sale of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities and an indeterminate number of warrants to purchase common stock, preferred stock, and various series of debt securities and warrants to purchase any of such securities, having an aggregate initial offering price of $200.0 million.

Equity Distribution Agreement

On July 1, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper Sandler”). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as the sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to the Registration Statement. We did not issue any shares under the Equity Distribution Agreement in the six months ended June 30, 2023.

Public Offering

In March 2023, we completed a public offering pursuant to which we sold an aggregate of 6,250,000 shares of our common stock at a public offering price of $1.60 per share. The offering closed on March 10, 2023, resulting in net proceeds of approximately $8.8 million, after deducting underwriting discounts and commissions and other offering expenses.

Employee Retention Credit

On July 31, 2023, we received cash payments totaling $457,143 of the $527,143 employee retention receivable.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(13,684,036)	$(13,790,978)
Investing activities	4,224,731	(26,757,741)
Financing activities	8,823,077	330,503
Net decrease in cash and cash equivalents	$(636,228)	$(40,218,216)

Operating Activities

Net cash used in operating activities consisted of net losses adjusted for certain non-cash items and changes in operating assets and liabilities.

During the six months ended June 30, 2023, net cash used in operating activities was $13,684,036 and reflected (i) the net loss of $14,010,572, (ii) net non-cash usage items of $865,184, including stock-based compensation of $610,610, depreciation and amortization expense of $579,367, deferred offering costs write-off of $221,254 and non-cash interest income of $77,154, which was partially offset by employee retention credit of $527,143 and amortization of premium/discount on investments of $96,058, and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $538,648. The most significant items comprising the changes in balances of operating assets and liabilities were a cash inflow of the receivable from Reprise Biomedical, Inc. of $921,838 and a cash outflow of accounts payable and accrued expenses of $1,544,792.

During the six months ended June 30, 2022, net cash used in operating activities was $13,790,978 and reflected (i) the net loss of $15,385,938, (ii) net non-cash usage items of $1,027,437, including $600,371 of stock-based compensation, $536,507 of depreciation and amortization expense, amortization of premium/discount on investments of $6,734 and $758 of loss on disposal of property and equipment, partially offset by non-cash interest income of $116,933, and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $567,523.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $4,224,731, driven by proceeds from the maturity of investments of $14,000,000, partially offset by the purchase of investments of $9,742,734 and property and equipment purchase of $32,535.

During the six months ended June 30, 2022, net cash used by investing activities was $26,757,741 and reflected the purchase of investments of $26,026,125 and property and equipment purchases of $731,616.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $8,823,077 and was primarily the result of proceeds from the sale of common stock of $8,867,082, partially offset by payments on financing lease obligations of $29,376 and payments on employee taxes for shares withheld of $14,629.

During the six months ended June 30, 2022, net cash provided by financing activities was $330,503 and was primarily the result of proceeds from stock warrant exercises of $414,098 and proceeds from stock option exercises of $256,883, partially offset by payments on long-term debt of $295,450, payments on financing lease obligations of $26,488 and payments on offering costs of $18,540.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of our previously reported material weaknesses in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023. Other than as set forth below, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

As a result of our limited financial liquidity, we have expressed substantial doubt regarding our ability to continue as a “going concern.”

As a result of our current limited financial liquidity, the notes accompanying our unaudited interim condensed financial statements, which are included as part of this report, contain a statement concerning our ability to continue as a “going concern.” Our limited liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

We have incurred losses since inception, negative cash flows from operations, and had an accumulated deficit of approximately $118.0 million as of June 30, 2023. The Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these financial statements without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to raise additional capital, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. To date, the Company has funded its operations through the issuance of equity and debt securities, and the receipt of grants. The Company intends to fund ongoing operations by utilizing its current cash, cash equivalents and short-term investments on hand, and by exploring various dilutive and non-dilutive sources of funding, including equity financings, debt financings, strategic partnerships and collaborations, as well as other sources. If the Company is unable to obtain additional capital on commercially reasonable terms, or at all, it would have a material adverse effect on the operations of the Company and the development of its technology, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Miromatrix Medical Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K, filed March 30, 2022.
3.2	Amended and Restated Bylaws of Miromatrix Medical Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed June 28, 2021.
10.1	Twelfth Amendment to the License Agreement, dated May 7, 2023, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Filed herewith.
10.2	Thirteenth Amendment to the License Agreement, dated July 17, 2023, by and between Miromatrix Medical Inc. and Mayo Foundation for Medical Education and Research	Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto, duly authorized.

MIROMATRIX MEDICAL INC.

Dated: August 14, 2023	By:	/s/ Jeffrey Ross
	Name:	Jeffrey Ross
	Title:	Chief Executive Officer
(on behalf of Registrant)

Dated: August 14, 2023	By:	/s/ James Douglas
	Name:	James Douglas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)