Form 10-Q
period 2023-09-30
Miromatrix Medical Inc.
filed 2023-11-14
CIK 1527096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, there were 27,419,228 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

MIROMATRIX MEDICAL INC.

Condensed Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,116,084	$5,208,005
Restricted cash	800,100	800,100
Short-term investments	9,945,715	19,989,489
Employee retention credit receivable	70,000	—
Receivable from Reprise Biomedical, Inc.	11,176	930,355
Interest receivable	9,433	107,861
Prepaid expenses and other current assets	239,922	274,952
Total current assets	17,192,430	27,310,762
Deferred offering costs	—	232,899
Right of use asset	1,517,956	1,673,575
Property and equipment, net	4,710,763	5,545,694
Total assets	$23,421,149	$34,762,930

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of deferred royalties	$862,609	$979,167
Accounts payable	1,048,364	1,584,929
Current portion of financing lease obligations	17,281	44,157
Current portion of lease liability	413,650	389,649
Accrued expenses	2,624,031	1,948,376
Total current liabilities	4,965,935	4,946,278
Deferred royalties, net	—	491,733
Long-term debt	385,997	385,997
Financing lease obligations, net	—	11,689
Lease liability, net	2,406,066	2,720,781
Accrued interest	120,780	99,048
Total liabilities	7,878,778	8,655,526
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.00001; 190,000,000 shares authorized; 27,419,228 issued and outstanding as of September 30, 2023 and 20,944,109 issued and outstanding as of December 31, 2022	274	209
Additional paid-in capital	140,018,271	130,119,106
Accumulated deficit	(124,476,174)	(104,011,911)
Total shareholders’ equity	15,542,371	26,107,404
Total liabilities and shareholders’ equity	$23,421,149	$34,762,930

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Licensing revenue	$11,176	$12,395	$27,674	$23,115
Cost of goods sold	125,000	125,000	375,000	375,000
Gross loss	(113,824)	(112,605)	(347,326)	(351,885)
Operating expenses:
Research and development	3,506,054	4,574,534	11,519,395	13,569,434
Regulatory and clinical	455,313	381,903	1,259,077	1,156,535
Quality	416,476	634,511	1,515,394	1,592,778
General and administration	2,143,421	2,052,731	6,781,337	6,513,748
Total operating expenses	6,521,264	7,643,679	21,075,203	22,832,495
Operating loss	(6,635,088)	(7,756,284)	(21,422,529)	(23,184,380)
Other income (expense)
Interest income	196,681	143,555	464,820	205,403
Interest expense	(15,284)	(15,325)	(33,697)	(35,015)
Employee retention credit	—	—	527,143	—
Total other income	181,397	128,230	958,266	170,388
Net loss	$(6,453,691)	$(7,628,054)	$(20,464,263)	$(23,013,992)
Net loss per share, basic and diluted	$(0.24)	$(0.37)	$(0.80)	$(1.11)
Weighted average shares used in computing net loss per share, basic and diluted	27,313,881	20,895,513	25,714,215	20,664,494

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Shareholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	27,310,553	$273	$139,570,460	$(118,022,483)	$21,548,250
Stock-based compensation expense	—	—	322,812	—	322,812
Exercise of stock options	50,000	1	62,499	—	62,500
Exercise of stock warrants	50,000	—	62,500	—	62,500
Issuance of restricted shares	8,675	—	—	—	—
Net loss	—	—	—	(6,453,691)	(6,453,691)
Balance at September 30, 2023	27,419,228	$274	$140,018,271	$(124,476,174)	$15,542,371

Balance at June 30, 2022	20,813,741	$208	$129,448,942	$(89,437,852)	$40,011,298
Stock-based compensation expense	—	—	252,759	—	252,759
Exercise of stock options	85,431	1	106,787	—	106,788
Issuance of restricted shares	5,123	—	—	—	—
Net loss	—	—	—	(7,628,054)	(7,628,054)
Balance at September 30, 2022	20,904,295	$209	$129,808,488	$(97,065,906)	$32,742,791

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	20,944,109	$209	$130,119,106	$(104,011,911)	$26,107,404
Stock-based compensation expense	—	—	933,422	—	933,422
Exercise of stock options	50,000	1	62,499	—	62,500
Exercise of stock warrants	50,000	—	62,500	—	62,500
Issuance of restricted shares	125,119	1	(1)	—	—
Sales of common stock, net of expenses	6,250,000	63	8,855,374	—	8,855,437
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(14,629)	—	(14,629)
Net loss	—	—	—	(20,464,263)	(20,464,263)
Balance at September 30, 2023	27,419,228	$274	$140,018,271	$(124,476,174)	$15,542,371

Balance at December 31, 2021	20,385,645	$204	$128,177,594	$(74,051,914)	$54,125,884
Stock-based compensation expense	—	—	853,130	—	853,130
Exercise of stock options	290,938	3	363,668	—	363,671
Exercise of stock warrants	191,559	2	414,096	—	414,098
Issuance of restricted shares	36,153	—	—	—	—
Net loss	—	—	—	(23,013,992)	(23,013,992)
Balance at September 30, 2022	20,904,295	$209	$129,808,488	$(97,065,906)	$32,742,791

The accompanying notes are an integral part of these condensed financial statements.

MIROMATRIX MEDICAL INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(20,464,263)	$(23,013,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	867,466	817,792
Stock-based compensation	933,422	853,130
Loss on disposal of property and equipment	—	758
Non-cash interest income	98,428	(121,287)
Amortization of premium/discount on investments	(213,492)	23,038
Write-off of deferred offering costs	221,254	—
Employee retention credit receivable	(70,000)	—
Changes in operating assets and liabilities:
Receivable from Reprise Biomedical, Inc.	919,179	5,424
Prepaid expenses	35,030	90,258
Operating lease right of use asset	155,619	(3,120,774)
Tenant improvement receivable reimbursement	—	1,256,950
Accounts payable and accrued expenses	(469,201)	(640,792)
Accrued interest	21,732	20,502
Operating lease liability	(290,714)	3,201,641
Net cash used in operating activities	(18,255,540)	(20,627,352)
Cash flows from investing activities:
Purchase of investments	(9,742,734)	(26,026,125)
Proceeds from maturity of investments	20,000,000	—
Purchases of property and equipment	(32,535)	(856,062)
Net cash provided by (used in) investing activities	10,224,731	(26,882,187)
Cash flows from financing activities:
Payments on long-term debt	—	(318,432)
Payments on financing lease obligations	(38,565)	(40,612)
Payments on offering costs	—	(182,899)
Proceeds from sale of common stock, net	8,867,082	—
Employee taxes paid for shares withheld	(14,629)	—
Proceeds from stock warrant exercises	62,500	414,098
Proceeds from stock option exercises	62,500	363,671
Net cash provided by financing activities	8,938,888	235,826
Net increase (decrease) in cash and cash equivalents	908,079	(47,273,713)
Cash, cash equivalents and restricted cash at beginning of period	6,008,105	53,611,631
Cash, cash equivalents and restricted cash at end of period	$6,916,184	$6,337,918

Cash and cash equivalents	$6,116,084	$5,537,818
Restricted cash	800,100	800,100
Cash, cash equivalents and restricted cash at end of period	$6,916,184	$6,337,918

Supplemental disclosure of cash flow information:
Interest paid	$11,965	$14,513
Purchases of property and equipment in accounts payable and accrued expenses	$—	$186,791
Accrued expenses related to deferred offering costs and financing	$—	$50,000
Leased assets obtained in exchange for new operating lease liabilities	$—	$1,986,172

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

Employee Retention Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act, the Company is eligible for a refundable employee retention credit subject to satisfaction of certain eligibility criteria. The Company qualified for the employee retention credit for the first three quarters of 2020 and the second and third quarters of 2021. The Company recognized $527,143 during the nine months ended September 30, 2023, consistent with guidance from International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, where the Company must have substantially met the program’s eligibility conditions to record revenue. It was reported as an employee retention credit receivable on the Condensed Balance Sheet and employee retention credit other income on the Condensed Statement of Operations for the nine months ended September 30, 2023.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No impairment charges were recorded for the three or nine months ended September 30, 2023 or 2022.

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

NOTE 2 — GOING CONCERN

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred losses since inception, negative cash flows from operations, and had an accumulated deficit of approximately $124.5 million as of September 30, 2023. The Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these financial statements without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to raise additional capital, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. To date, the Company has funded its operations through the issuance of equity and debt securities, and the receipt of grants. The Company intends to fund ongoing operations by utilizing its current cash, cash equivalents and short-term investments on hand, and by exploring various dilutive and non-dilutive sources of funding, including equity financings, debt financings, strategic partnerships and collaborations, as well as other sources. If the Company is unable to obtain additional capital, it would have a material adverse effect on the operations of the Company and the development of its technology, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 — INVESTMENTS

The Company currently invests its excess cash in U.S. Treasury securities. The Company intends and has the ability to hold these investments to maturity. Securities with original maturity dates of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value due to the negligible risk of changes in value due to interest rates. All investments held as of September 30, 2023 had contractual maturities of less than one year.

The amortized cost and estimated fair values of the Company’s investments as of September 30, 2023 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value
Short-term:
U.S. Treasury notes	$9,945,715	$—	$7,615	$9,938,100
Total	$9,945,715	$—	$7,615	$9,938,100

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of:

	September 30,	December 31,
	2023	2022
Lab equipment	$2,009,971	$1,977,436
Leasehold improvements	3,392,220	3,392,220
Furniture, fixtures and computers	2,022,894	2,022,894
	7,425,085	7,392,550
Less accumulated depreciation and amortization	(2,714,322)	(1,846,856)
	$4,710,763	$5,545,694

Depreciation and amortization expense was $288,099 and $281,285 for the three months ended September 30, 2023 and 2022, respectively, and $867,466 and $817,792 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consisted of the following as of:

	September 30,	December 31,
	2023	2022
Wages	$1,966,953	$1,434,675
Legal	286,510	80,794
Research and development consulting	136,500	—
Pre-clinical study costs	50,000	200,000
Taxes	32,820	112,974
Key opinion leader compensation	10,500	18,700
Royalties	—	3,422
Other	140,748	97,811
Accrued expenses	$2,624,031	$1,948,376

NOTE 7 — DEBT

In January 2019, the Company issued the Regents of the University of Minnesota (the “University”) a promissory note in the amount of $385,997 in satisfaction of the Company’s minimum royalty obligation for the year ended December 31, 2018. The note bears interest at 6.0% per annum, compounded annually, and is due on January 31, 2025. As of both September 30, 2023 and December 31, 2022, the balance outstanding on this loan was $385,997.

Future principal maturities for debt were as follows:

Amounts Due in the Twelve Months Ending September 30,
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

As of September 30, 2023 and December 31, 2022, there were 27,419,228 and 20,944,109 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.00001. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

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

As of September 30, 2023, there were options to purchase 2,197,353 and 265,000 shares of common stock outstanding under the 2010 Plan and 2019 Plan, respectively.

As of September 30, 2023, there were options to purchase 1,438,333 shares of common stock and restricted stock units eligible to vest and settle into 465,596 shares of common stock outstanding under the 2021 Plan.

As of September 30, 2023, there were 813,410 shares of common stock available for issuance under future awards granted under the 2021 Plan.

Stock Options

The Company recognizes stock option compensation expense based on the grant date fair value of the award. The Company issues new common shares for stock options exercised.

Stock option activity was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at December 31, 2022	3,831,686	$4.12
Granted	471,000	$2.91
Exercised	(50,000)	$1.25
Canceled or expired	(352,000)	$4.12
Options outstanding at September 30, 2023	3,900,686	$4.01
Options exercisable at September 30, 2023	2,827,561	$3.99

Stock-based compensation expense related to stock options was $175,455 and $163,326 for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense related to stock options was $508,510 and $495,915 for the nine months ended September 30, 2023 and 2022, respectively.

Included in the stock-based compensation expense numbers above are stock options to be granted to key opinion leaders which are marked to market at each reporting period with the change in the accrued balance expensed through research and development operating expenses. Stock-based compensation related to the key opinion leaders decreased by $2,150 and increased by $5,175 for the three months ended September 30, 2023 and 2022, respectively, and decreased by $8,200 and $6,300 for the nine months ended September 30, 2023 and 2022, respectively.

The weighted average fair value of options granted during the nine months ended September 30, 2023 and 2022 was $2.13 and $1.42 per share, respectively.

Restricted Stock Units

The Company recognizes restricted stock unit (“RSU”) compensation expense based on the grant date fair value of the award. Each RSU is eligible to vest over time and settle into one newly issued share of Company common stock.

RSU activity was as follows:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Unvested at December 31, 2022	239,198	$4.20
Granted	381,005	$1.60
Vested	(125,119)	$3.76
Canceled	(29,488)	$4.59
Unvested at September 30, 2023	465,596	$2.17

Stock-based compensation expense related to RSUs was $145,207 and $94,608 for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense related to RSUs was $416,712 and $350,915 for the nine months ended September 30, 2023 and 2022, respectively.

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

There were no shares issued under the ESPP during the nine months ended September 30, 2023.

Stock Warrants

Stock warrant activity was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Warrants outstanding December 31, 2022	599,191	$6.16
Granted	—	$—
Exercised	(50,000)	$1.25
Expired	(73,191)	$2.00
Warrants outstanding September 30, 2023	476,000	$7.32

NOTE 9 — SIGNIFICANT CUSTOMERS

The Company had one customer that accounted for 100% of total revenue for the three and nine months ended September 30, 2023 and 2022. The current receivable for this customer is included in Receivable from Reprise Biomedical, Inc. (“Reprise”) on the condensed balance sheets. The Company received $11,176 and $12,395 for the three months ended September 30, 2023 and 2022, respectively, and $27,674 and $23,115 for the nine months ended September 30, 2023 and 2022, respectively, as royalties related from the spin-out of the Acellular Business to Reprise. As of September 30, 2023 and December 31, 2022, the Company had receivables related to the minimum royalties of $814,259 and $466,934, respectively, from Reprise, but due to the uncertainty regarding collectability the Company fully reserved against the receivable.

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

Supplemental condensed balance sheet information for the Company is as follows:

		September 30,	December 31,
Leases	Classification	2023	2022
Assets
Operating lease assets	Right of use asset	$1,517,956	$1,673,575
Financing lease assets	Property and equipment, net of accumulated depreciation	$52,886	$81,325

Liabilities
Current
Operating	Current portion of lease liability	$413,650	$389,649
Financing	Current portion of financing lease obligations	$17,281	$44,157
Noncurrent
Operating	Lease liability, net	$2,406,066	$2,720,781
Financing	Financing lease obligations, net	$—	$11,689

Information on the Company’s lease costs is as follows:

		Three Months Ended September 30,
Lease cost	Classification	2023	2022
Operating lease cost	Operating expenses: General and administrative	$82,886	$82,886
Financing lease cost
Amortization of leased assets	Depreciation and amortization	$9,480	$9,480
Interest on lease liabilities	Interest expense	$411	$1,299
Variable lease cost(1)	Operating expenses: General and administrative	$56,145	$55,165
(1)	Variable lease costs consist primarily of taxes, insurance and common area maintenance costs for the Company’s operating lease.

		Nine Months Ended September 30,
Lease cost	Classification	2023	2022
Operating lease cost	Operating expenses: General and administrative	$248,657	$246,455
Financing lease cost
Amortization of leased assets	Depreciation and amortization	$28,439	$28,439
Interest on lease liabilities	Interest expense	$1,882	$4,242
Variable lease cost(1)	Operating expenses: General and administrative	$152,390	$151,484

(1)	Variable lease costs consist primarily of taxes, insurance and common area maintenance costs for the Company’s operating lease.

Future payments for the Company’s leases are as follows:

Amounts Due in Years Ending	Operating Leases	Financing Leases	Total
2023	$127,917	$5,850	$133,767
2024	527,020	12,030	539,050
2025	542,830	—	542,830
2026	559,115	—	559,115
2027	575,889	—	575,889
Thereafter	847,731	—	847,731
Total lease payments	3,180,502	17,880	3,198,382
Less imputed interest	(360,786)	(599)	(361,385)
Present value of lease liabilities	$2,819,716	$17,281	$2,836,997

Additional information related to leases is as follows:

Lease term and discount rate	September 30, 2023
Weighted-average remaining term (years)
Operating lease	5.7
Financing leases	0.8
Weighted-average discount rate
Operating lease	4.2%
Financing leases	6.8%

NOTE 12 — NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing the weighted average number of common shares outstanding, after taking into consideration all dilutive potential shares outstanding during the period. Due to the existence of net losses for the three and nine months ended September 30, 2023 and 2022, basic and diluted net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities would have had an antidilutive impact due to losses reported for the periods presented:

	Three and Nine Months Ended September 30,
	2023	2022
Common stock options outstanding	3,900,686	3,874,186
Restricted stock units	465,596	240,587
Common stock warrants	476,000	599,191
Total common stock equivalents	4,842,282	4,713,964

NOTE 13 — SUBSEQUENT EVENTS

On October 29, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with United Therapeutics Corporation (“UTC”), a publicly traded bioengineering company. Pursuant to the terms of the Merger Agreement, UTC will commence a tender offer to acquire the Company for $3.25 per share in cash at closing (an aggregate of approximately $91.0 million). The transaction consideration includes an additional $1.75 per share in cash (an aggregate of approximately $54.0 million) upon the first implantation of the Company’s development-stage, fully-implantable kidney product known as mirokidney into a living human patient by the end of 2025 in a clinical trial meeting requirements set forth in the form of Contingent Value Rights Agreement attached to the Merger Agreement. The transaction is expected to close in December 2023, subject to the satisfaction of customary closing conditions, including the tender of a majority of the outstanding shares of the Company’s common stock.

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

Substantially all of our revenue to date has been generated by sales of and royalties we received from acellular biologic surgical products, which we spun out as Reprise Biomedical, Inc. (“Reprise”) effective June 30, 2019. We subsequently divested our minority ownership stake in Reprise in March 2021. We have continued to receive royalties on the sales of these products by Reprise. Our revenue for the three and nine months ended September 30, 2023 was $11,176 and $27,674, respectively, consisting entirely of licensing revenue. Our net loss for the three and nine months ended September 30, 2023 was $6,453,691 and $20,464,263, respectively. We have not been profitable since inception and as of September 30, 2023, we had an accumulated deficit of $124,476,174.

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

Recent Developments

In the fourth quarter of 2022, we filed an IND application for our miroliverELAP to the FDA. In response to the IND application, we received a clinical hold letter from the FDA in January 2023 identifying certain nonclinical and clinical deficiencies and requesting responsive information, including, among other things, new toxicology studies in an appropriate animal model, biocompatibility studies, as well as various validations to be provided in our IND application. We plan to submit our complete response to the clinical hold letter to the FDA in the fourth quarter of 2023. If our complete response addresses the deficiencies to the FDA’s satisfaction and does not raise new concerns regarding risks to subjects, we expect the FDA will lift the clinical hold and we then intend to initiate a first-in-human, phase 1 clinical trial shortly thereafter. We have reallocated resources previously intended for miroliver and mirokidney, our fully implantable bioengineered liver and kidney programs, to miroliverELAP, which will likely delay the preclinical development of miroliver and mirokidney.

On October 29, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with United Therapeutics Corporation (“UTC”), a publicly traded bioengineering company. Pursuant to the terms of the Merger Agreement, UTC will commence a tender offer to acquire us for $3.25 per share in cash at closing (an aggregate of approximately $91.0 million). The transaction consideration includes an additional $1.75 per share in cash (an aggregate of approximately $54.0 million) upon the first implantation of our development-stage, fully-implantable kidney product known as mirokidney into a living human patient by the end of 2025 in a clinical trial meeting requirements set forth in the form of Contingent Value Rights Agreement attached to the Merger Agreement. The transaction is expected to close in December 2023, subject to the satisfaction of customary closing conditions, including the tender of a majority of the outstanding shares of our common stock.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

	Three Months Ended
	September 30,		Change
	2023	2022	Dollar	Percentage
Licensing revenue	$11,176	$12,395	$(1,219)	(9.8)%
Cost of goods sold	125,000	125,000	—	—
Gross loss	(113,824)	(112,605)	(1,219)	1.1
Operating expenses:
Research and development	3,506,054	4,574,534	(1,068,480)	(23.4)
Regulatory and clinical	455,313	381,903	73,410	19.2
Quality	416,476	634,511	(218,035)	(34.4)
General and administrative	2,143,421	2,052,731	90,690	4.4
Total operating expenses	6,521,264	7,643,679	(1,122,415)	(14.7)
Operating loss	(6,635,088)	(7,756,284)	1,121,196	(14.5)
Other income (expense)
Interest income	196,681	143,555	53,126	37.0
Interest expense	(15,284)	(15,325)	41	(0.3)
Total other income	181,397	128,230	53,167	41.5
Net loss	$(6,453,691)	$(7,628,054)	$1,174,363	(15.4)%

Licensing Revenue

Licensing revenue was $11,176 for the three months ended September 30, 2023 and $12,395 for the three months ended September 30, 2022, a decrease of $1,219, or 9.8%. The licensing revenue is a result of the license agreement with Reprise. The remainder of minimum royalties due from Reprise for 2023 are due in January 2024. The remainder of the minimum royalties due from Reprise for 2021 have been deferred to 2023. Due to the uncertainty regarding the collectability of the 2021 and 2023 minimum royalties from Reprise, we determined the contract did not meet the requirements of ASC 606; therefore, we did not record revenues or a receivable.

Cost of Goods Sold

Cost of goods sold was $125,000 for both the three months ended September 30, 2023 and 2022. Cost of goods sold relates to the minimum royalty due to the University under our license agreement.

Gross Loss

Gross loss was $113,824 for the three months ended September 30, 2023 and $112,605 for the three months ended September 30, 2022, an increase of $1,219, or 1.1%.

Research and Development

Research and development expenses were $3,506,054 for the three months ended September 30, 2023 and $4,574,534 for the three months ended September 30, 2022, a decrease of $1,068,480, or 23.4%. The decrease was primarily due to a lab supply expense decrease of $1,441,931, consulting expense decrease of $421,659 and travel and entertainment expense decrease of $22,698. The decrease was partially offset by contract services expense increase of $673,543, payroll expense increase of $133,333, other expense increase of $10,304 and office expense increase of $628.

Regulatory and Clinical

Regulatory and clinical expenses were $455,313 for the three months ended September 30, 2023 and $381,903 for the three months ended September 30, 2022, an increase of $73,410, or 19.2%. The increase was primarily due to contract services expense increase of $68,129, payroll expense increase of $64,352 and office expense increase of $322. The increase was partially offset by consulting expense decrease of $49,930, travel and entertainment expense decrease of $7,350 and other expense decrease of $2,113.

Quality

Quality expenses were $416,476 for the three months ended September 30, 2023 and $634,511 for the three months ended September 30, 2022, a decrease of $218,035, or 34.4%.  The decrease was primarily due to a lab supply decrease of $144,862, consulting expense decrease of $106,849, contract services expense decrease of $2,966 and office expense decrease of $579. The decrease was partially offset by payroll expense increase of $32,332, other expense increase of $3,889 and travel and entertainment expense increase of $1,000.

General and Administrative

General and administrative expenses were $2,143,421 for the three months ended September 30, 2023 and $2,052,731 for the three months ended September 30, 2022, an increase of $90,690, or 4.4%. The increase was primarily due to a payroll expense increase of $260,453 and professional services expense increase of $158,285. The increase was partially offset by an insurance expense decrease of $158,804, tax and license expense decrease of $64,995, consulting expense decrease of $63,029, travel and entertainment expense decrease of $20,450, office expense decrease of $10,263, shareholder expense decrease of $6,255 and other expense decrease of $4,252.

Interest Income

Interest income was $196,681 for the three months ended September 30, 2023 and $143,555 for the three months ended September 30, 2022, an increase of $53,126, or 37.0%. The increase was primarily due to U.S. Treasury securities purchased during the second quarter of 2022 and the second quarter of 2023 with cash received from our initial public offering and our secondary public offering, which was completed in the first quarter of 2023.

Interest Expense

Interest expense was $15,284 for the three months ended September 30, 2023 and $15,325 for the three months ended September 30, 2022, a decrease of $41, or 0.3%.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

	Nine Months Ended
	September 30,		Change
	2023	2022	Dollar	Percentage
Licensing revenue	$27,674	$23,115	$4,559	19.7%
Cost of goods sold	375,000	375,000	—	—
Gross loss	(347,326)	(351,885)	4,559	(1.3)
Operating expenses:
Research and development	11,519,395	13,569,434	(2,050,039)	(15.1)
Regulatory and clinical	1,259,077	1,156,535	102,542	8.9
Quality	1,515,394	1,592,778	(77,384)	(4.9)
General and administrative	6,781,337	6,513,748	267,589	4.1
Total operating expenses	21,075,203	22,832,495	(1,757,292)	(7.7)
Operating loss	(21,422,529)	(23,184,380)	1,761,851	(7.6)
Other income (expense)
Interest income	464,820	205,403	259,417	126.3
Interest expense	(33,697)	(35,015)	1,318	(3.8)
Employee retention credit	527,143	—	527,143	100.0
Total other income	958,266	170,388	787,878	462.4
Net loss	$(20,464,263)	$(23,013,992)	$2,549,729	(11.1)%

Licensing Revenue

Licensing revenue was $27,674 for the nine months ended September 30, 2023 and $23,115 for the nine months ended September 30, 2022, an increase of $4,559, or 19.7%. The licensing revenue is a result of the license agreement with Reprise. The remainder of minimum royalties due from Reprise for 2023 are due in January 2024. The remainder of the minimum royalties due from Reprise for 2021 have been deferred to 2023. Due to the uncertainty regarding the collectability of the 2021 and 2023 minimum royalties from Reprise, we determined the contract did not meet the requirements of ASC 606; therefore, we did not record revenues or a receivable.

Cost of Goods Sold

Cost of goods sold was $375,000 for both the nine months ended September 30, 2023 and 2022. Cost of goods sold relates to the minimum royalty due to the University under our license agreement.

Gross Loss

Gross loss was $347,326 for the nine months ended September 30, 2023 and $351,885 for the nine months ended September 30, 2022, a decrease of $4,559, or 1.3%.

Research and Development

Research and development expenses were $11,519,395 for the nine months ended September 30, 2023 and $13,569,434 for the nine months ended September 30, 2022, a decrease of $2,050,039, or 15.1%. The decrease was primarily due to a lab supply expense decrease of $2,954,701, consulting expense decrease of $509,095, office expense decrease of $76,789 and travel and entertainment expense decrease of $45,362. The decrease was partially offset by payroll expense increase of $939,731, contract services expense increase of $522,362 and other expense increase of $73,815.

Regulatory and Clinical

Regulatory and clinical expenses were $1,259,077 for the nine months ended September 30, 2023 and $1,156,535 for the nine months ended September 30, 2022, an increase of $102,542, or 8.9%. The increase was primarily due to a headcount increase which resulted in an increase in payroll expenses of $149,552 and contract services expense increase of $60,472. The increase was partially offset by consulting expense decrease of $80,871, travel and entertainment expense decrease of $13,436, office expense decrease of $7,629 and other expense decrease of $5,546.

Quality

Quality expenses were $1,515,394 for the nine months ended September 30, 2023 and $1,592,778 for the nine months ended September 30, 2022, a decrease of $77,384, or 4.9%. The decrease was primarily due to a consulting expense decrease of $177,731, a headcount decrease which resulted in a decrease in payroll expenses of $111,376, contract service expense decrease of $10,618 and office expense decrease of $2,641. The decrease was partially offset by lab supply and quality testing increase of $197,110, other expense increase of $26,616 and travel and entertainment expense increase of $1,256.

General and Administrative

General and administrative expenses were $6,781,337 for the nine months ended September 30, 2023 and $6,513,748 for the nine months ended September 30, 2022, an increase of $267,589, or 4.1%. The increase was primarily due to payroll expense increase of $382,731, deferred offering costs write-off of $221,254, professional services expense increase of $161,836, other expense increase of $20,400 and shareholder expense increase of $1,165. The increase was partially offset by insurance expense decrease of $192,863, tax and license expense decrease of $95,871, consulting expense decrease of $94,633, travel and entertainment expense decrease of $80,325 and office expense decrease of $56,105.

Interest Income

Interest income was $464,820 for the nine months ended September 30, 2023 and $205,403 for the nine months ended September 30, 2022, an increase of $259,417, or 126.3%. The increase was primarily due to U.S. Treasury securities purchased during the second quarter of 2022 and the second quarter of 2023 with cash received from our initial public offering and our secondary public offering, which was completed in the first quarter of 2023.

Interest Expense

Interest expense was $33,697 for the nine months ended September 30, 2023 and $35,015 for the nine months ended September 30, 2022, a decrease of $1,318, or 3.8%.

Employee Retention Credit

Employee retention credit income was $527,143 for the nine months ended September 30, 2023. This is a refundable credit against certain employment taxes recognized under the provisions of the Coronavirus Aid, Relief, and Economic Security Act.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the three months ended September 30, 2023 and 2022, we incurred net losses of $6,453,691 and $7,628,054, respectively. For the nine months ended September 30, 2023 and 2022, we incurred net losses of $20,464,263 and $23,013,992, respectively. As of September 30, 2023, we had an accumulated deficit of $124,476,174.

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

Sources of Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. To date, we have primarily financed our operations through equity and debt financings, including public offerings of our common stock, as well as research grants. We do not have adequate liquidity to fund our operations for at least twelve months from the issuance of these financial statements without raising additional capital and such actions are not solely within our control. If we are unable to raise additional capital, we believe planned expenditures may need to be reduced in order to extend the time period that existing resources can fund our operations. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. As of September 30, 2023, we had cash and cash equivalents of $6,116,084 and short-term investments of $9,945,715.

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

Debt Financing

In January 2019, we issued the University a promissory note in the amount of $385,997 in satisfaction of our minimum royalty obligation under the license agreement with the University for the year ended December 31, 2018. The note bears interest at 6% per annum, compounded annually, and is due on January 31, 2025. As of both September 30, 2023 and December 31, 2022, the principal outstanding on this loan was $385,997.

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

Equity Distribution Agreement

On July 1, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (“Piper Sandler”). The Equity Distribution Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Piper Sandler, acting as the sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. We have no obligation to sell any such shares under the Equity Distribution Agreement. The sale of the shares of our common stock by Piper Sandler, if any, will be effected pursuant to the Registration Statement. We did not issue any shares under the Equity Distribution Agreement in the nine months ended September 30, 2023.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(18,255,540)	$(20,627,352)
Investing activities	10,224,731	(26,882,187)
Financing activities	8,938,888	235,826
Net increase (decrease) in cash and cash equivalents	$908,079	$(47,273,713)

Operating Activities

Net cash used in operating activities consisted of net losses adjusted for certain non-cash items and changes in operating assets and liabilities.

During the nine months ended September 30, 2023, net cash used in operating activities was $18,255,540 and reflected (i) the net loss of $20,464,263, (ii) net non-cash usage items of $1,837,078, including stock-based compensation of $933,422, depreciation and amortization expense of $867,466, deferred offering costs write-off of $221,254, and non-cash interest income of $98,428, which was partially offset by amortization of premium/discount on investments of $213,492 and employee retention credit of $70,000, and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $275,352. The most significant items comprising the changes in balances of operating assets and liabilities were a cash inflow of the receivable from Reprise Biomedical, Inc. of $919,179 and a cash outflow of accounts payable and accrued expenses of $469,201.

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

Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $10,224,731, driven by proceeds from the maturity of investments of $20,000,000, partially offset by the purchase of investments of $9,742,734 and property and equipment purchase of $32,535.

During the nine months ended September 30, 2022, net cash used in investing activities was $26,882,187 and reflected purchase of investments of $26,026,125 and property and equipment purchases of $856,062.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $8,938,888 and was primarily the result of proceeds from the sale of common stock of $8,867,082, proceeds from stock warrant exercises of $62,500 and proceeds from stock option exercises of $62,500, partially offset by payments on financing lease obligations of $38,565 and payments on employee taxes for shares withheld of $14,629.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of our previously reported material weaknesses in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have incurred losses since inception, negative cash flows from operations, and had an accumulated deficit of approximately $124.5 million as of September 30, 2023. The Company does not have adequate liquidity to fund its operations for at least twelve months from the issuance of these financial statements without raising additional capital and such actions are not solely within the control of the Company. If the Company is unable to raise additional capital, management believes planned expenditures may need to be reduced in order to extend the time period that existing resources can fund the Company’s operations. To date, the Company has funded its operations through the issuance of equity and debt securities, and the receipt of grants. The Company intends to fund ongoing operations by utilizing its current cash, cash equivalents and short-term investments on hand, and by exploring various dilutive and non-dilutive sources of funding, including equity financings, debt financings, strategic partnerships and collaborations, as well as other sources. If the Company is unable to obtain additional capital on commercially reasonable terms, or at all, it would have a material adverse effect on the operations of the Company and the development of its technology, and the Company may have to cease operations altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Risks Relating to the Tender Offer and Merger

The following risk factors relate to our pending strategic business combination with United Therapeutics Corporation, a Delaware corporation (“Parent”), including the tender offer and merger (the “Transactions”) contemplated under the Agreement and Plan of Merger, dated October 29, 2023 (the “Merger Agreement”), that we entered into with Parent and Morpheus Subsidiary Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”).

The tender offer is subject to a number of conditions, some of which are beyond our control.

The Merger Agreement contains a number of conditions that apply to Purchaser’s obligation to accept for payment and pay for all of the issued and outstanding shares of common stock, par value $0.00001 per share, of the Company (“Common Stock” or the “Shares”), including the following conditions:

●	that there have been validly tendered in the tender offer and not validly withdrawn a number of Shares that, together with all other Shares, if any, owned by Purchaser and its affiliates (as defined in Section 251(h)(6)(a) of the Delaware General Corporation Law, as amended), represent at least a majority of the Shares outstanding at the expiration of the tender offer;
●	the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary thresholds and exceptions;
●	the Company’s compliance with, and performance of, in all material respects, all of its covenants and agreements contained in the Merger Agreement; and
●	the absence of a Material Adverse Effect (as defined in the Merger Agreement).

There can be no assurance regarding when these conditions will be satisfied, if at all.

The merger is subject to a number of conditions, some of which are beyond our control.

The Merger Agreement contains a number of closing conditions, including the following conditions that apply to the obligations of the Company, Parent and Purchaser:

●	any waiting period applicable to the completion of the merger under the Hartt-Scott-Rodino Act shall have expired or shall have been earlier terminated;
●	none of the parties to the Merger Agreement shall be subject to any decree, order or injunction of a U.S. court of competent jurisdiction, nor any law enacted or deemed applicable, that prohibits the consummation of the merger;
●	the Merger Sub shall have accepted payment for all Shares of the Company; and
●	the contingent value rights agreement shall have been executed by the parties thereto, and be in full force and effect at the effective time of the merger.

There can be no assurance regarding when these conditions will be satisfied, if at all.

The Company has incurred and will incur significant transaction costs in connection with the Transactions.

Except as otherwise provided in the Merger Agreement, whether or not the Transactions are consummated, all expenses (including those payable to representatives of the parties) incurred by any party or on its behalf in connection with the Merger Agreement and the transactions contemplated by it will be paid by the party incurring those expenses.

While the Transactions are pending, the Company will be subject to business uncertainties and contractual restrictions that could adversely affect its businesses.

Uncertainty about the effects of the Transactions on employees, vendors and key stakeholders may have an adverse effect on the Company and, consequently, on its business and prospects. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Transactions are consummated and for a period of time thereafter, and could cause suppliers and others who deal with the Company to seek to change existing business relationships with the Company. Employee retention may be particularly challenging during the pendency of the Transactions merger because employees may experience uncertainty about their future roles with the Company. If, despite the Company’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the Company’s business could be seriously harmed. In addition, the Merger Agreement restricts the Company, without Parent’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the merger occurs or the Merger Agreement terminates. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities and making other changes to its business that may arise prior to completion of the Transactions or termination of the Merger Agreement.

Failure to complete the Transactions could negatively impact the stock price and the future business and financial results of the Company because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the Transactions.

If the Transactions are not completed for any reason, the Company could be subject to several risks, including the following:

●	being required to pay Parent a termination fee of $4 million in certain circumstances, as set forth in the Merger Agreement;
●	having had the focus of management of the Company directed toward post-Transactions planning instead of on the Company’s core business and other opportunities that could have been beneficial to the Company; and
●	incurring substantial transaction costs related to the Merger Agreement.

If the merger is not completed, the price of the Company’s common stock may decline to the extent that the current market price of that stock reflects a market assumption that the Transactions will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the merger was not consummated due to an adverse change in the Company’s business. In addition, the Company’s business may be harmed, and the prices of its stock may decline as a result, to the extent that suppliers and others believe that the Company cannot carry out its business plan as effectively without the Transactions or otherwise remain uncertain about the Company’s future prospects in the absence of the Transactions.

The realization of any of these risks may materially adversely affect the business, financial results, financial condition and stock price of the Company.

The Merger Agreement limits the Company’s ability to pursue an alternative acquisition proposal and requires the Company to pay a termination fee of up to $4 million if it does.

The Merger Agreement prohibits the Company from soliciting, initiating or encouraging alternative merger or acquisition proposals with any third party, subject to certain exceptions. The Merger Agreement also provides for the payment by the Company of a termination fee of $4 million if the Merger Agreement is terminated in certain circumstances in connection with a competing acquisition proposal.

These provisions limit the Company’s ability to pursue offers from third parties that could result in greater value to the Company’s stockholders. The obligation to make the termination fee payment also may discourage a third party from pursuing an alternative acquisition proposal.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 29, 2023, by and among Miromatrix Medical Inc., United Therapeutics Corporation, and Morpheus Subsidiary Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed October 30, 2023.
3.1	Second Amended and Restated Certificate of Incorporation of Miromatrix Medical Inc.	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K, filed March 30, 2022.
3.2	Amended and Restated Bylaws of Miromatrix Medical Inc.	Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed June 28, 2021.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto, duly authorized.

MIROMATRIX MEDICAL INC.

Dated: November 14, 2023	By:	/s/ Jeffrey Ross
	Name:	Jeffrey Ross
	Title:	Chief Executive Officer
(on behalf of Registrant)

Dated: November 14, 2023	By:	/s/ James Douglas
	Name:	James Douglas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)